Form 10-Q
period 2011-06-30
Atlas Resources Series 28-2010 L.P.
filed 2011-08-15
CIK 1487561

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-54378
ATLAS RESOURCES SERIES 28-2010 L. P.
(Name of small business issuer in its charter)

Delaware	27-2101952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Westpointe Corporate Center One
1550 Coraopolis Heights Rd. 2nd Floor
Moon Township, PA	15108
(Address of principal executive offices)	(zip code)
Issuer’s telephone number, including area code: (412) 262-2830
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

ATLAS RESOURCES SERIES 28-2010 L. P.
(A DELAWARE LIMITED PARTNERSHIP)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Balance Sheets as of June 30, 2011 and December 31, 2010	3

Statements of Operations for the Three and Six Months ended June 30, 2011 and period ended April 1, 2010 through June 30, 2010	4

Statement of Changes in Partners’ Capital for the Six Months ended June 30, 2011	5

Statement of Cash Flows for the Six Months ended June 30, 2011 and period ended April 1, 2010 through June 30, 2010	6

Notes to Financial Statements	7-15

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-18

Item 4: Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1: Legal Proceedings	18

Item 6: Exhibits	19

SIGNATURES	20

CERTIFICATIONS

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ATLAS RESOURCES SERIES 28-2010 L. P.
BALANCE SHEET

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$450,600	$—
Accounts receivable — affiliate	3,570,800	1,153,700
Short-term hedge receivable due from affiliate	—	1,325,500

Total current assets	4,021,400	2,479,200

Oil and gas properties, net	131,860,600	100,874,300
Construction in progress	36,392,400	65,071,800
Long-term hedge receivable due from affiliate	—	1,665,800
Long-term receivable due from affiliate	1,071,500	—

	$173,345,900	$170,091,100

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$31,200	$34,900
Short-term hedge liability due to affiliate	—	4,300

Total current liabilities	31,200	39,200

Asset retirement obligation	1,686,600	1,407,800
Long-term hedge liability due to affiliate	—	162,300

Partners’ capital:
Managing general partner	22,172,300	17,468,800
Limited partners (7,500 units)	147,352,900	148,188,300
Accumulated other comprehensive income	2,102,900	2,824,700

Total partners’ capital	171,628,100	168,481,800

	$173,345,900	$170,091,100

See accompanying notes to financial statements.

ATLAS RESOURCES SERIES 28-2010 L. P.
STATEMENT OF OPERATIONS
June 30, 2011
(Unaudited)

		Period Ended		Period Ended
	Three Months	April 1, 2010	Six Months	April 1, 2010
	Ended	Through	Ended	Through
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
REVENUES
Natural gas	$3,185,400	$13,000	$6,057,600	$13,000

Total revenues	3,185,400	13,000	6,057,600	13,000

COSTS AND EXPENSES
Production	1,328,300	2,700	2,362,500	2,700
Depletion	1,334,700	6,800	2,739,600	6,800
Accretion of asset retirement obligation	24,500	—	47,400	—
General and administrative	18,500	100	42,500	100

Total costs and expenses	2,706,000	9,600	5,192,000	9,600

Net income	$479,400	$3,400	$865,600	$3,400

Allocation of net income:
Managing general partner	$270,100	$500	$500,100	$500

Limited partners	$209,300	$2,900	$365,500	$2,900

Net income per limited partnership unit	$28	$2	$49	$2

See accompanying notes to financial statements.

ATLAS RESOURCES SERIES 28-2010 L. P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
June 30, 2011
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2011	$17,468,800	$148,188,300	$2,824,700	$168,481,800

Partners’ capital contributions:
Syndication and offering costs	102,000	—	—	102,000
Tangible equipment/leasehold costs	4,815,100	—	—	4,815,100

Total contributions	4,917,100	—	—	4,917,100

Syndication and offerings, immediately charged to capital	(102,000)	—	—	(102,000)

	4,815,100	—	—	4,815,100

Participation in revenues and expenses:
Net production revenues	1,115,400	2,579,700	—	3,695,100
Depletion	(584,900)	(2,154,700)	—	(2,739,600)
Accretion of asset retirement obligation	(16,000)	(31,400)	—	(47,400)
General and administrative	(14,400)	(28,100)	—	(42,500)

Net income	500,100	365,500	—	865,600

Other comprehensive loss	—	—	(721,800)	(721,800)

Distributions to partners	(611,700)	(1,200,900)	—	(1,812,600)

Balance at June 30, 2011	$22,172,300	$147,352,900	$2,102,900	$171,628,100

See accompanying notes to financial statements.

ATLAS RESOURCES SERIES 28-2010 L. P.
STATEMENT OF CASH FLOWS
(Unaudited)

		Period Ended
	Six Months	April 1, 2010
	Ended	Through
	June 30,	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$865,600	$3,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	2,739,600	6,800
Accretion of asset retirement obligation	47,400	—
Increase in accounts receivable-affiliate	(1,385,700)	(10,200)
Decrease in accrued liabilities	(3,700)	—

Net cash provided by operating activities	2,263,200	—

Cash flows from investing activities:
Oil and gas well drilling contract paid to MGP	—	(29,800,000)

Net cash used in investing activities	—	(29,800,000)

Cash flows from financing activities:
Initial capital contribution by MGP	—	100
Partner’s capital contribution	—	33,080,700
Distribution to partners	(1,812,600)	—

Net cash (used in) provided by financing activities	(1,812,600)	33,080,800

Net income in cash and cash equivalents	450,600	3,280,800
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$450,600	$3,280,800

Supplemental Schedule of non-cash financing activities:

Assets contributed by managing general partner:
Tangible drilling costs	3,660,700	2,557,300
Lease costs	1,154,400	1,160,500
Syndication and offering costs	102,000	5,579,300

	$4,917,100	$9,297,100

Asset retirement obligation	$231,400	—

See accompanying notes to financial statements.

ATLAS RESOURCES SERIES 28-2010 L. P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)
NOTE 1 — DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Atlas Resources Series 28-2010 L.P. (the “Partnership”) is a Delaware limited partnership and formed on April, 1, 2010 with Atlas Resources, LLC serving as its Managing General Partner and operator (“Atlas Resources” or “MGP”). Atlas Resources is an indirect subsidiary of Atlas Energy, L.P., formerly Atlas Pipeline Holdings, L.P. (“Atlas Energy”) (NYSE: ATLS). On February 17, 2011, Atlas Energy, a then-majority owned subsidiary of Atlas Energy, Inc. and parent of the general partner of Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, Inc., which included its investment partnership business; its oil and gas exploration, development and production activities conducted in Tennessee, Indiana, and Colorado, certain shallow wells and leases in New York and Ohio, and certain well interests in Pennsylvania and Michigan; and its ownership and management of investments in Lightfoot Capital Partners, L.P. and related entities.
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
The accompanying financial statements, which are unaudited except that the balance sheet at December 31, 2010 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Form 10. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10 for the year ended December 31, 2010. The results of operations for the six months ended June 30, 2011 may not necessarily be indicative of the results of operations for the year ended December 31, 2011.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. Management has considered for disclosure any material subsequent events through the date the financial statements were issued.
In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10 for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”).
Use of Estimates
Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities that exist at the date of the Partnership’s financial statements, as well as the reported amounts of revenue and costs and expenses during the reporting periods. The Partnership’s financial statements are based on a number of significant estimates, including the revenue and expense accruals, depletion, asset impairments, fair value of derivative instruments and the probability of forecasted transactions. Actual results could differ from those estimates.

ATLAS RESOURCES SERIES 28-2010 L. P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Use of Estimates (Continued)
The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).
Accounts Receivable and Allowance for Possible Losses
In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of the Partnership’s customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of the Partnership’s customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At June 30, 2011 and December 31, 2010, the MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.
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
The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of developed producing properties. Upon the sale or retirement of a complete field of a proved property, the Partnership eliminates the cost from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depreciation and depletion within its balance sheets. As a result of retirements, the Partnership reclassified $384,200 for the six months ended June 30, 2011 from oil and gas properties to accumulated depletion.

	June 30,	December 31,
	2011	2010
Proved properties:
Leasehold interests	$5,847,100	$4,812,700
Wells and related equipment	129,213,600	96,906,300

	135,060,700	101,719,000

Accumulated depletion	(3,200,100)	(844,700)

Oil and gas properties, net	$131,860,600	$100,874,300

ATLAS RESOURCES SERIES 28-2010 L. P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
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
The determination of oil and natural gas reserve estimates is a subjective process and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. The Partnership cannot predict what reserve revisions may be required in future periods. There was no impairment charge recognized during the three and six months ended June 30, 2011 and for the year ended December 31, 2010.
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

ATLAS RESOURCES SERIES 28-2010 L. P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
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
The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation fees which are, in turn, based upon applicable product prices (see “Use of Estimates” accounting policy for further description). The Partnership had unbilled revenues at June 30, 2011 and December 31, 2010 of $1,891,200 and $856,100, respectively, which are included in accounts receivable — affiliate within the Partnership’s balance sheets.
Recently Adopted Accounting Standards
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Update 2011-05 amends the FASB Accounting Standards Codification to provide an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with a total net income, each component of other comprehensive income, and a total amount for comprehensive income. Update 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in partners’ capital. These changes apply to both annual and interim financial statements. Update 2011-05 will be effective for public entities’ fiscal years, and interim periods within those years, beginning after December 15, 2011. The Partnership will apply the requirements of Update 2011-05 upon its effective date of January 1, 2012, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.
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

ATLAS RESOURCES SERIES 28-2010 L. P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
(Unaudited)
NOTE 3 — ASSET RETIREMENT OBLIGATION (Continued)

		Period Ended		Period Ended
	Three Months	April 1, 2010	Six Months	April 1, 2010
	Ended	Through	Ended	Through
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Asset retirement obligation at beginning of period	$1,662,100	$—	$1,407,800	$—
Liabilities incurred from drilling wells	—	—	231,400	—
Accretion expense	24,500	—	47,400	—

Asset retirement obligation at end of period	$1,686,600	$—	$1,686,600	$—

NOTE 4 — DERIVATIVE INSTRUMENTS
The MGP, on behalf of the Partnership, used a number of different derivative instruments, principally swaps and collars, in connection with its commodity price risk management activities. The MGP entered into financial instruments to hedge the Partnership’s forecasted natural gas and crude oil against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas and crude oil is sold. Under swap agreements, the Partnership received or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not obligation, to purchase or sell natural gas and crude oil at a fixed price for the relevant contract period.
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

ATLAS RESOURCES SERIES 28-2010 L. P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
(Unaudited)
NOTE 4 — DERIVATIVE INSTRUMENTS (Continued)
Prior to the acquisition on February 17, 2011 of “the Transferred Business”, Atlas Energy, Inc. monetized its derivative instruments related to the Transferred Business. The monetized proceeds relate to instruments that were originally put into place to hedge future natural gas and oil production of the Transferred Business, including production generated through its Drilling Partnerships. At June 30, 2011, the Partnership recorded a net receivable from the monetized derivative instruments of $1,031,400 in accounts receivable-affiliate and $1,071,500 in long-term receivable-affiliate with the corresponding net unrealized gains in accumulated other comprehensive income on the Partnership’s balance sheets, which will be allocated to natural gas and oil production revenue generated over the period of the original instruments’ contracts. As a result of the monetization and the early settlement of natural gas and oil derivative instruments, the Partnership recorded a net deferred gain on its balance sheets in other comprehensive income of $2,102,900 as of June 30, 2011. During the period, $390,000 of monetized proceeds were recorded by the Partnership and allocated only to the limited partners. Of the $2,102,900 of net unrealized gain in accumulated other comprehensive income, the Partnership will reclassify $1,031,400 of net gains to the Partnership’s statements of operations over the next twelve month period and the remaining $1,071,500 in later periods.
The following table summarizes the fair value of the Partnership’s derivative instruments as of December 31, 2010, as well as the gain or loss recognized in the statement of operations for the three and six months ended June 30, 2011.
Fair Value of Derivative Instruments:

		Fair Value
	Balance Sheet	December 31,
Derivatives in Cash Flow Hedging Relationships	Location	2010

Commodity Contracts	Current assets	$1,325,500
	Long-term assets	1,665,800

		2,991,300

	Current liabilities	(4,300)
	Long-term liabilities	(162,300)

		(166,600)

	Total	$2,824,700

Effects of derivative instruments on Statement of Operations:

			Period Ended		Period Ended
		Three Months	April 1, 2010	Six Months	April 1, 2010
		Ended	Through	Ended	Through
		June 30,	June 30,	June 30,	June 30,
		2011	2010	2011	2010
Derivative in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivatives
	Commodity Contracts	$—	$—	$113,900	$—

			Period Ended		Period Ended
		Three Months	April 1, 2010	Six Months	April 1, 2010
		Ended	Through	Ended	Through
		June 30,	June 30,	June 30,	June 30,
		2011	2010	2011	2010
Location of Gain Reclassified from Accumulated OCI into Income	Gain Reclassified from OCI into Net Income
	Gas and Oil Revenue	$369,800	$—	$659,800	$—

ATLAS RESOURCES SERIES 28-2010 L. P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
(Unaudited)
NOTE 5 — COMPREHENSIVE INCOME
Comprehensive income includes net income and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income. These changes, other than net income, are referred to as “other comprehensive income (loss)” and for the Partnership includes changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges, and changes in the estimated amount of future monetized proceeds to be received (See Note 4). The monetized proceeds included in accounts receivable affiliate have been allocated to the Partnership based on estimated future production in relation to all other Partnerships’ future production eligible to receive monetized hedge proceeds. As actual production is realized, there may be a corresponding difference in the Partnership’s actual share of monetized hedge proceeds received, than what was previously estimated. This component is shown as “Difference in estimated monetized gains receivable.” A reconciliation of the Partnership’s comprehensive income for the periods indicated is as follows:

		Period Ended		Period Ended
	Three Months	April 1, 2010	Six Months	April 1, 2010
	Ended	Through	Ended	Through
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Net income	$479,400	$3,400	$865,600	$3,400
Other comprehensive income:
Unrealized holding gain (loss) on hedging contracts	—	—	(113,900)	—
Difference in estimated monetized gain receivable	61,700	—	51,900	—
Less: reclassification adjustment for gains realized in net income	(369,800)	—	(659,800)	—

Total other comprehensive loss	(308,100)	—	(721,800)	—

Comprehensive income	$171,300	$3,400	$143,800	$3,400

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership used a fair value methodology to value the assets and liabilities for its outstanding derivative contracts (see Note 4). The Partnership’s commodity derivative contracts were valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements.

ATLAS RESOURCES SERIES 28-2010 L. P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
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
NOTE 7 — TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES
The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under the Partnership Agreement:
•
Drilling contracts to drill and complete wells for the Partnership are charged at cost plus 18%. The cost of the wells includes reimbursement to the Partnership’s MGP of its general and administrative overhead cost. No amounts were paid by the Partnership to its MGP during the six months ended June 30, 2011. The Partnership paid $29,800,000 to its MGP during the period ended June 30, 2010.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statement of Operations are payable at $975 per well, per month for Marcellus wells, $1,500 per well, per month for New Albany wells, $600 per well, per month for horizontal Antrim Shale wells and for Colorado wells, a fee of $400 is charged per well, per month for operating and maintaining the wells. Well supervision fees incurred were $232,600 and $434,400 for the three and six months ended June 30, 2011, respectively. Well supervision fees incurred were $2,600 for the period ended April 1, 2010 through June 30, 2010.

•
Administrative costs which are included in general and administrative expenses in the Partnership’s statement of operations are payable at $75 per well per month. Administrative costs incurred were $17,500 and $31,100 for the three and six months ended June 30, 2011, respectively. Administrative costs incurred were $100 for the period ended April 1, 2010 through June 30, 2010.

•
Transportation fees, which are included in production expenses in the Partnership’s statement of operations, incurred were $167,300 and $277,400 for the three and six months ended June 30, 2011, respectively. Transportation fees incurred for the period ended April 1, 2010 through June 30, 2010, were negligible.

•
Assets contributed from the MGP which are disclosed on the Partnership’s statement of cash flows as a non-cash activity for the six months ended June 30, 2011 and period ended April 1, 2010 through June 30, 2010 were $4,815,100 and $3,717,800, respectively.

•
The MGP received a credit to its capital account of $102,000 and $5,579,300, respectively, for the six months ended June 30, 2011 and period ended April 1, 2010 through June 30, 2010 for fees, commissions and reimbursement costs to organize the partnership.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the Partnership’s Balance Sheet represents the net production revenues due from the MGP.

ATLAS RESOURCES SERIES 28-2010 L. P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
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
Overview
The following discussion provides information to assist in understanding our financial condition and result of operations. Our operating cash flows are generated from our wells, which produce primarily natural gas, but also some oil. Our produced natural gas and oil is then delivered to market through affiliated or third-party gas gathering systems. Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our natural gas and oil production. We pay our managing general partner, as operator, a monthly well supervision fee, which covers all normal and regularly recurring operating expenses for the production and sale of natural gas and oil such as:
•	well tending, routine maintenance and adjustment;

•	reading meters, recording production, pumping, maintaining appropriate books and records; and

•	preparation of reports for us and government agencies.
The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials, and a competitive charge for services performed directly by our managing general partner or its affiliates. Also, beginning one year after each of our wells has been placed into production our managing general partner, as operator, may retain $200 per month, per well to cover the estimated future plugging and abandonment costs of the well. As of June 30, 2011, our managing general partner had not withheld any funds for this purpose. Our managing general partner intends to produce our wells until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No other wells will be drilled and no additional funds will be required for drilling.

Markets and Competition
The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in oil and gas producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our managing general partner is responsible for selling our natural gas production. During 2011 and 2010, we experienced no problems in selling our natural gas and oil. Product availability and price are the principal means of competition in selling natural gas and oil production. While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry.
We have drilled and currently operate wells located in Pennsylvania, Michigan, Indiana and Colorado. We have no employees and rely on our MGP for management, which in turn, relies on its parent company, Atlas Energy Holdings Operating Company, LLC for administrative services.
Results of Operations
The following table sets forth information relating to our production revenues, volumes, sales prices, production costs, and depletion during the periods indicated:

		Period Ended		Period Ended
	Three Months	April 1, 2010	Six Months	April 1, 2010
	Ended	Through	Ended	Through
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Production revenues (in thousands):
Gas	$3,185	$13	$6,058	$13
Oil	—	—	—	—

Total	$3,185	$13	$6,058	$13

Production volumes:
Gas (mcf/day) (1)	7,145	49	6,814	49
Oil (bbls/day) (1)	—	—	—	—

Total (mcfe/day) (1)	7,145	49	6,814	49

Average sales price:
Gas (per mcf) (1)	$4.90	$5.68	$4.91	$5.68
Oil (per bbl) (1)	$—	$—	$—	$—

Average production costs:
As a percent of revenues	42%	21%	39%	21%
Per mcfe (1)	$2.04	$1.18	$1.92	$1.18

Depletion per mcfe	$2.05	$2.95	$2.22	$2.95

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbls” represents barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues. Our natural gas revenues were $3,185,400 and $6,057,600, for the three and six months ended June 30, 2011, respectively. Our production revenues for the period ended April 1, 2010 through June 30, 2010 was $13,000. Our production volumes were 7,145 mcf and 6,814 mcf per day for the three and six months ended June 30, 2011, respectively. Our production volumes were 49 mcf per day for the period ended April 1, 2010 through June 30, 2010. We expect that our natural gas revenues will increase over the next year, as more of our wells are put online and are producing larger volumes of natural gas.
Costs and Expenses. Production expenses were $1,328,300 and $2,362,500 for the three and six months ended June 30, 2011, respectively. Production expenses were $2,700 for the period ended April 1, 2010 through June 30, 2010.
Depletion of oil and gas properties as a percentage of oil and gas revenues was 42% and 45% for the three and six months ended June 30, 2011, respectively. Depletion of oil and gas properties as a percentage of oil and gas revenues was 52% for the period ended April 1, 2010 through June 30, 2010.
General and administrative expenses for the three and six months ended June 30, 2011 was $18,500 and $42,500, respectively. General and administrative expenses for the period ended April 1, 2010 through June 30, 2010 was $100. These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP, and vary from year to year due to the timing and billing of the costs and services provided to us.
Liquidity and Capital Resources
Cash provided by operating activities increased by $2,263,200 for the six months ended June 30, 2011 as compared to the period ended April 1, 2010 through June 30, 2010. This was due to an increase in net income before depletion and accretion of $3,642,400. In addition, the change in accrued liabilities decreased operating cash flows by $3,700 and the change in accounts receivable-affiliate decreased operating cash flows by $1,375,500 for the six months ended June 30, 2011.
Cash used in investing activities investing activities was $29,800,000 during the period ended April 1, 2010 through June 30, 2010. This consisted of oil and gas well drilling contracts paid to the MGP.
Cash used in financing activities was $1,812,600 for the six month period ended June 30, 2011. This was due to distributions to partners. Cash provided by financing activities was $33,080,800 for the six month period ended June 30, 2010. This was due to Partners’ capital contributions.
Our MGP may withhold funds for future plugging and abandonment costs. Through June 30, 2011, our MGP had not withheld any funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.
The Partnership is generally limited to the amount of funds generated by the cash flows from our operations, which we believe is adequate to fund future operations and distributions to our partners. Historically, there has been no need to borrow funds from our MGP to fund operations.
Subordination by Managing General Partner
Under the terms of the Partnership Agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to the benefit of the limited partners for an amount equal to at least 12% of their net subscriptions in the first 12-month subordination period, 10% of their net subscriptions in each of the next six 12-month subordination periods, and 8% of their net subscriptions in the fifth 12-month subordination period determined on a cumulative basis, in each of the first five years of Partnership operations, commencing when the MGP determines natural gas or oil is being sold from at least 75% of the partnership’s wells, excluding any wells drilled that were non-productive and expiring 60 months from that date. The Partnership’s first distribution was March 2011.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued receivables and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our significant accounting policies we have adopted and followed in the preparation of our financial statements is included within “Notes to Financial Statements” in Part I, Item 1, “Financial Statements” in this quarterly report and in our Annual Report on Form 10 for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our MGP’s Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision of our MGP’s Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our MGP’s Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, at June 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in the Partnership’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Managing General Partner is not aware of any legal proceedings filed against the Partnership.
Affiliates of the MGP and their subsidiaries are party to various routine legal proceedings arising in the ordinary course of their collective business. The MGP’s management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the MGP’s financial condition or results of operations.

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description

4.0	Amended and Restated Certificate and Agreement of Limited Partnership for Series 28-2010 L.P. (1)
31.1	Certification Pursuant to Rule 13a-14/15(d)-14
31.2	Certification Pursuant to Rule 13a-14/15(d)-14
32.1	Section 1350 Certification
32.2	Section 1350 Certification
101	Interactive Data File

(1)	Filed on April 29, 2011 in the Form 10-12G Registration Statement dated April 29, 2011 File No. 000-54378

SIGNATURES
Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Atlas Resources Series 28-2010 L. P.

ATLAS RESOURCES, LLC, Managing General Partner
Date: August 12, 2011	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President
In accordance with the Exchange Act, this report has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 12, 2011	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer