Form 10-Q
period 2011-09-30
Atlas Resources Series 28-2010 L.P.
filed 2011-11-10
CIK 1487561

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-54378
ATLAS RESOURCES SERIES 28-2010 L. P.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-2101952 (I.R.S. Employer Identification No.)

Westpointe Corporate Center One
1550 Coraopolis Heights Rd. 2nd Floor
Moon Township, PA	15108
(Address of principal executive offices)	(zip code)
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

ATLAS RESOURCES SERIES 28-2010 L. P.
(A DELAWARE LIMITED PARTNERSHIP)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PAGE

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements	3

Balance Sheets as of September 30, 2011 and December 31, 2010	3

Statements of Operations for the Three and Nine Months ended September 30, 2011 and Three Months ended September 30, 2010 and period April 1, 2010 through September 30, 2010	4

Statement of Changes in Partners’ Capital for the Nine Months ended September 30, 2011	5

Statement of Cash Flows for the Nine Months ended September 30, 2011 and period April 1, 2010 through September 30, 2010	6

Notes to Financial Statements	7-16

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-19

Item 4: Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1: Legal Proceedings	20

Item 6: Exhibits	20

SIGNATURES	21

CERTIFICATIONS

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ATLAS RESOURCES SERIES 28-2010 L. P.
BALANCE SHEET

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$654,700	$—
Accounts receivable — affiliate	3,383,000	1,153,700
Short-term hedge receivable due from affiliate	—	1,325,500

Total current assets	4,037,700	2,479,200

Oil and gas properties, net	145,956,500	100,874,300
Construction in progress	21,630,100	65,071,800
Long-term hedge receivable due from affiliate	—	1,665,800
Long-term receivable due from affiliate	831,500	—

	$172,455,800	$170,091,100

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$32,200	$34,900
Short-term hedge liability due to affiliate	—	4,300

Total current liabilities	32,200	39,200

Asset retirement obligation	1,711,200	1,407,800
Long-term hedge liability due to affiliate	—	162,300

Partners’ capital:
Managing general partner	22,546,100	17,468,800
Limited partners (7,500 units)	146,352,500	148,188,300
Accumulated other comprehensive income	1,813,800	2,824,700

Total partners’ capital	170,712,400	168,481,800

	$172,455,800	$170,091,100

See accompanying notes to financial statements.

ATLAS RESOURCES SERIES 28-2010 L. P.
STATEMENTS OF OPERATIONS
September 30, 2011
(Unaudited)

				Period
			Nine Months	April 1, 2010
	Three Months Ended		Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
REVENUES
Natural gas	$3,354,700	$551,300	$9,412,300	$564,300

Total revenues	3,354,700	551,300	9,412,300	564,300

COSTS AND EXPENSES
Production	1,501,500	238,300	3,864,000	241,000
Depletion	1,375,500	286,600	4,115,100	293,400
Accretion of asset retirement obligation	24,600	—	72,000	—
General and administrative	34,400	17,800	76,900	17,900
Dry hole costs	—	1,063,000	—	1,063,000

Total costs and expenses	2,936,000	1,605,700	8,128,000	1,615,300

Net income (loss)	$418,700	$(1,054,400)	$1,284,300	$(1,051,000)

Allocation of net income (loss):
Managing general partner	$140,200	$(103,500)	$640,300	$(103,000)

Limited partners	$278,500	$(950,900)	$644,000	$(948,000)

Net income per limited partnership unit	$37	$(128)	$86	$(126)

See accompanying notes to financial statements.

ATLAS RESOURCES SERIES 28-2010 L. P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
September 30, 2011
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2011	$17,468,800	$148,188,300	$2,824,700	$168,481,800

Partners’ capital contributions:
Syndication and offering costs	177,600	—	—	177,600
Tangible equipment/leasehold costs	5,524,200	—	—	5,524,200

Total contributions	5,701,800	—	—	5,701,800

Syndication and offerings, immediately charged to capital	(177,600)	—	—	(177,600)

	5,524,200	—	—	5,524,200

Participation in revenues and expenses:
Net production revenues	1,556,800	3,991,500	—	5,548,300
Depletion	(866,200)	(3,248,900)	—	(4,115,100)
Accretion of asset retirement obligation	(24,300)	(47,700)	—	(72,000)
General and administrative	(26,000)	(50,900)	—	(76,900)

Net income	640,300	644,000	—	1,284,300

Other comprehensive loss	—	—	(1,010,900)	(1,010,900)

Distributions to partners	(1,087,200)	(2,479,800)	—	(3,567,000)

Balance at September 30, 2011	$22,546,100	$146,352,500	$1,813,800	$170,712,400

See accompanying notes to financial statements.

ATLAS RESOURCES SERIES 28-2010 L. P.
STATEMENTS OF CASH FLOWS
(Unaudited)

		Period
	Nine Months	April 1, 2010
	Ended	Through
	September 30,	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,284,300	$(1,051,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion	4,115,100	293,400
Dry hole costs	—	1,063,000
Accretion of asset retirement obligation	72,000	—
Increase in accounts receivable-affiliate	(1,247,000)	(319,400)
(Decrease) increase in accrued liabilities	(2,700)	14,000

Net cash provided by operating activities	4,221,700	—

Cash flows from investing activities:
Oil and gas well drilling contract paid to MGP	—	(149,724,600)

Net cash used in investing activities	—	(149,724,600)

Cash flows from financing activities:
Initial capital contribution by MGP	—	100
Initial capital contribution returned to MGP	—	(100)
Partner’s capital contribution	—	149,724,600
Distribution to partners	(3,567,000)	—

Net cash (used in) provided by financing activities	(3,567,000)	149,724,600

Net income in cash and cash equivalents	654,700	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$654,700	$—

Supplemental Schedule of non-cash financing activities:

Assets contributed by managing general partner:
Tangible drilling costs	4,369,800	8,347,500
Lease costs	1,154,400	3,040,500
Syndication and offering costs	177,600	16,146,800

	$5,701,800	$27,534,800

Asset retirement obligation	$231,400	$597,900

See accompanying notes to financial statements.

ATLAS RESOURCES SERIES 28-2010 L. P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)
NOTE 1 — DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Atlas Resources Series 28-2010 L.P. (the “Partnership”) is a Delaware limited partnership and formed on April, 1, 2010 with Atlas Resources, LLC serving as its Managing General Partner and operator (“Atlas Resources” or “MGP”). Atlas Resources is an indirect subsidiary of Atlas Energy, L.P., formerly Atlas Pipeline Holdings, L.P. (“Atlas Energy”) (NYSE: ATLS). On February 17, 2011, Atlas Energy, a then-majority owned subsidiary of Atlas Energy, Inc. and parent of the general partner of Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, Inc., which included its investment partnership business; its oil and gas exploration, development and production activities conducted in Tennessee, Indiana, and Colorado, certain shallow wells and leases in New York and Ohio, and certain well interests in Pennsylvania and Michigan; and its ownership and management of investments in Lightfoot Capital Partners, L.P. and related entities (the “Transferred Business”).
Atlas Energy recently announced that it intends to create a newly formed exploration and production master limited partnership named Atlas Resource Partners, L.P. (“Atlas Resource Partners”), which will hold substantially all of ATLS’ current natural gas and oil development and production assets and the partnership management business.
Atlas Resources’ focus is on the development and/or production of natural gas and oil in the Appalachian, Michigan, Indiana, and/or Colorado basin regions of the United States of America. Atlas Resources is also a leading sponsor of and manages tax-advantaged direct investment partnerships, in which it co-invests to finance the exploitation and development of its acreage. Atlas Energy Resource Services, Inc. provides Atlas Resources with the personnel necessary to manage its assets and raise capital.
The accompanying financial statements, which are unaudited except that the balance sheet at December 31, 2010 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Form 10. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on the Form 10 for the year ended December 31, 2010. The results of operations for the nine months ended September 30, 2011 may not necessarily be indicative of the results of operations for the year ended December 31, 2011.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made.
In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on the Form 10 for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”).

ATLAS RESOURCES SERIES 28-2010 L. P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2011
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
Accounts Receivable and Allowance for Possible Losses
In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of the Partnership’s customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of the Partnership’s customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. As of September 30, 2011 and December 31, 2010, the MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.
Oil and Gas Properties
Oil and gas properties are stated at cost. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized. The Partnership follows the successful efforts method of accounting for oil and gas producing activities. Oil is converted to gas equivalent basis (“Mcfe”) at the rate of one barrel equals six Mcf.
The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of developed producing properties. Upon the sale or retirement of a complete field of a proved property, the Partnership eliminates the cost from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. The Partnership recorded $1,063,000 of dry hole costs for the period April 1, 2010 through September 30, 2010 from oil and gas properties to the statement of operations from the retirement of Tennessee producing activities. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depreciation and depletion within its balance sheets. As a result of retirements, the Partnership reclassified $387,400 for the nine months ended September 30, 2011 from oil and gas properties to accumulated depletion.

ATLAS RESOURCES SERIES 28-2010 L. P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2011
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	September 30,	December 31,
	2011	2010
Proved properties:
Leasehold interests	$5,847,100	$4,812,700
Wells and related equipment	144,681,800	96,906,300

	150,528,900	101,719,000

Accumulated depletion	(4,572,400)	(844,700)

Oil and gas properties, net	$145,956,500	$100,874,300

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
The determination of oil and natural gas reserve estimates is a subjective process and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. The Partnership cannot predict what reserve revisions may be required in future periods. There was no impairment charge recognized during the three and nine months ended September 30, 2011 and for the year ended December 31, 2010.

ATLAS RESOURCES SERIES 28-2010 L. P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2011
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation fees which are, in turn, based upon applicable product prices (see “Use of Estimates” accounting policy for further description). The Partnership had unbilled revenues at September 30, 2011 and December 31, 2010 of $1,749,900 and $856,100, respectively, which are included in accounts receivable — affiliate within the Partnership’s balance sheets.
Recently Issued Accounting Standards
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

ATLAS RESOURCES SERIES 28-2010 L. P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2011
(Unaudited)
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

				Period
	Three Months	Three Months	Nine Months	April 1, 2010
	Ended	Ended	Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Asset retirement obligation at beginning of period	$1,686,600	$—	$1,407,800	$—
Liabilities incurred from drilling wells	—	597,900	231,400	597,900
Accretion expense	24,600	—	72,000	—

Asset retirement obligation at end of period	$1,711,200	$597,900	$1,711,200	$597,900

NOTE 4 — DERIVATIVE INSTRUMENTS
The MGP, on behalf of the Partnership, historically used a number of different derivative instruments, principally swaps and collars, in connection with its commodity price risk management activities. The MGP entered into financial instruments to hedge the Partnership’s forecasted natural gas and crude oil against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas and crude oil is sold. Under swap agreements, the Partnership received or paid a fixed price and received or remitted a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not obligation, to purchase or sell natural gas and crude oil at a fixed price for the relevant contract period.
Historically, the MGP has entered into natural gas and crude oil future option contracts and collar contracts on behalf of the Partnership to achieve more predictable cash flows by hedging its exposure to changes in natural gas and oil prices. At any point in time, such contracts included regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. These contracts qualified and were designated as cash flow hedges and recorded at their fair values.

ATLAS RESOURCES SERIES 28-2010 L. P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2011
(Unaudited)
NOTE 4 — DERIVATIVE INSTRUMENTS (Continued)
The MGP formally documented all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This included matching the commodity derivative contracts to the forecasted transactions. The MGP assessed, both at the inception of the derivative and on an ongoing basis, whether the derivative was effective in offsetting changes in the forecasted cash flow of the hedged item. If it determined that a derivative was not effective as a hedge or that it had ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, the MGP discontinued hedge accounting for the derivative and subsequent changes in the derivative fair value, which was determined by the MGP through the utilization of market data, were recognized immediately within gain (loss) on mark-to-market derivatives in the Partnership’s statements of operations. For derivatives qualifying as hedges, the Partnership recognized the effective portion of changes in fair value in partners’ capital as accumulated other comprehensive income and reclassified the portion relating to commodity derivatives to gas and oil production revenues for the Partnership’s derivatives within the Partnership’s statements of operations as the underlying transactions were settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Partnership recognized changes in fair value within gain (loss) on mark-to-market derivatives in its statements of operations as they occurred.
Prior to the sale on February 17, 2011 of the Transferred Business, Atlas Energy, Inc. monetized its derivative instruments related to the Transferred Business. The monetized proceeds related to instruments that were originally put into place to hedge future natural gas and oil production of the Transferred Business, including production generated through its drilling partnerships. At September 30, 2011, the Partnership recorded a net receivable from the monetized derivative instruments of $982,300 in accounts receivable-affiliate and $831,500 in long-term receivable-affiliate with the corresponding net unrealized gains in accumulated other comprehensive income on the Partnership’s balance sheets, which will be allocated to natural gas and oil production revenue generated over the period of the original instruments’ term. As a result of the monetization and the early settlement of natural gas and oil derivative instruments, the Partnership recorded a net deferred gain on its balance sheets in other comprehensive income of $1,813,800 as of September 30, 2011. During the period, $935,400 of monetized proceeds were recorded by the Partnership and allocated only to the limited partners. Of the $1,813,800 of net unrealized gain in accumulated other comprehensive income, the Partnership will reclassify $982,300 of net gains to the Partnership’s statements of operations over the next twelve month period and the remaining $831,500 in later periods.
The following tables summarize the fair value of the Partnership’s derivative instruments as of December 31, 2010, as well as the gain or loss recognized in the statement of operations for the three and nine months ended September 30, 2011 and the three months ended September 30, 2010 and period April 1, 2010 through September 30, 2010.
Fair Value of Derivative Instruments:

		Fair Value
	Balance Sheet	December 31,
Derivatives in Cash Flow Hedging Relationships	Location	2010

Commodity Contracts	Current assets	$1,325,500
	Long-term assets	1,665,800

		2,991,300

	Current liabilities	(4,300)
	Long-term liabilities	(162,300)

		(166,600)

	Total	$2,824,700

ATLAS RESOURCES SERIES 28-2010 L. P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2011
(Unaudited)
NOTE 4 — DERIVATIVE INSTRUMENTS (Continued)
Effects of derivative instruments on Statement of Operations:

Period
		Three Months	Three Months	Nine Months	April 1, 2010
		Ended	Ended	Ended	Through
		September 30,	September 30,	September 30,	September 30,
		2011	2010	2011	2010
Derivative in Cash Flow	Gain Recognized in
Hedging Relationships	OCI on Derivatives

	Commodity Contracts	$—	$400,700	$(113,900)	$400,700

Period
		Three Months	Three Months	Nine Months	April 1, 2010
		Ended	Ended	Ended	Through
		September 30,	September 30,	September 30,	September 30,
		2011	2010	2011	2010
Location of Gain	Gain Reclassified from
Reclassified from	OCI into Net Income (Loss)
Accumulated
OCI into Income (Loss)
	Gas and Oil Revenue	$548,700	$13,700	$1,208,500	$13,700

NOTE 5 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income (loss). These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” and for the Partnership includes changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges, and changes in the estimated amount of future monetized proceeds to be received (See Note 4). The monetized proceeds included in accounts receivable affiliate have been allocated to the Partnership based on estimated future production in relation to all other Partnerships’ future production eligible to receive monetized hedge proceeds. As actual production is realized, there may be a corresponding difference in the Partnership’s actual share of monetized hedge proceeds received, than what was previously estimated. This component is shown as “Difference in estimated monetized gains receivable.” A reconciliation of the Partnership’s comprehensive income (loss) for the periods indicated is as follows:

				Period
	Three Months	Three Months	Nine Months	April 1, 2010
	Ended	Ended	Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Net income (loss)	$418,700	$(1,054,400)	$1,284,300	$(1,051,000)
Other comprehensive income:
Unrealized holding gain (loss) on hedging contracts	—	400,700	(113,900)	400,700
Difference in estimated monetized gain receivable	259,600	—	311,500	—
Less: reclassification adjustment for gains realized in net income (loss)	(548,700)	(13,700)	(1,208,500)	(13,700)

Total other comprehensive (loss) income	(289,100)	387,000	(1,010,900)	387,000

Comprehensive income (loss)	$129,600	$(667,400)	$273,400	$(664,000)

ATLAS RESOURCES SERIES 28-2010 L. P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2011
(Unaudited)
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
NOTE 7 — TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES
The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under the Partnership Agreement:
•
Drilling contracts to drill and complete wells for the Partnership are charged at cost plus 18%. The cost of the wells includes reimbursement to the Partnership’s MGP of its general and administrative overhead cost. No amounts were paid by the Partnership to its MGP during the nine months ended September 30, 2011. The Partnership paid $149,724,600 to its MGP during the period April 1, 2010 through September 30, 2010.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statement of Operations are payable at $975 per well, per month for Marcellus wells, $1,500 per well, per month for New Albany wells, $600 per well, per month for horizontal Antrim Shale wells and for Colorado wells, a fee of $400 is charged per well, per month for operating and maintaining the wells. Well supervision fees incurred were $243,600 and $678,000 for the three and nine months ended September 30, 2011, respectively. Well supervision fees incurred were $73,000 and $75,600 for the three months ended September 30, 2011 and for the period April 1, 2010 through September 30, 2010, respectively.

ATLAS RESOURCES SERIES 28-2010 L. P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2011
(Unaudited)
NOTE 7 — TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)
•
Administrative costs which are included in general and administrative expenses in the Partnership’s statement of operations are payable at $75 per well per month. Administrative costs incurred were $19,400 and $50,500 for the three and nine months ended September 30, 2011, respectively. Administrative costs incurred were $3,800 and $3,900 for the three months ended September 30, 2010 and for the period April 1, 2010 through September 30, 2010.

•
Transportation fees, which are included in production expenses in the Partnership’s statement of operations, incurred were $301,900 and $579,300 for the three and nine months ended September 30, 2011, respectively. Transportation fees incurred for the three months ended September 30, 2010 and period April 1, 2010 through September 30, 2010, were $1,500.

•
Assets contributed, net of syndication costs, from the MGP which are disclosed on the Partnership’s statement of cash flows as a non-cash activity for the nine months ended September 30, 2011 and period April 1, 2010 through September 30, 2010 were $5,524,200 and $11,388,000, respectively.

•
The MGP received a credit to its capital account of $177,600 and $16,146,800, respectively, for the nine months ended September 30, 2011 and period April 1, 2010 through September 30, 2010 for fees, commissions and reimbursement costs to organize the partnership.

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

ATLAS RESOURCES SERIES 28-2010 L. P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2011
(Unaudited)
NOTE 8 — SUBSEQUENT EVENTS
Management has considered for disclosure any material subsequent events through the date the financial statements were issued.
Formation of Atlas Resource Partners, L.P. On October 17, 2011, Atlas Energy announced that its board of directors has approved a plan to create a newly formed exploration and production master limited partnership named Atlas Resource Partners, L.P. (“Atlas Resource Partners”), which will hold substantially all of Atlas Energy’s current natural gas and oil development, and production assets and the partnership management business, including the MGP. Upon consummation of the transaction, Atlas Energy will retain a 78.4% limited partner interest in Atlas Resource Partners and intends to distribute a 19.6% limited partner interest in Atlas Resource Partners to Atlas Energy unit holders. Atlas Energy will also own the newly created general partner of Atlas Resource Partners, which will own a 2% general partner interest and all of the incentive distribution rights in the newly formed partnership. Completion of the transaction is subject to a number of conditions, including final approval by the Atlas Energy’s board of directors, as well as the effectiveness of a Form 10 registration statement that Atlas Resource Partners filed with the SEC on October 17, 2011. The transaction is expected to close in the first quarter of 2012. The MGP anticipates that this transaction will have no impact on the Partnership’s operations.

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

Overview
The following discussion provides information to assist in understanding our financial condition and results of operations. Our operating cash flows are generated from our wells, which produce primarily natural gas, but also some oil. Our produced natural gas and oil is then delivered to market through affiliated or third-party gas gathering systems. Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our natural gas and oil production. We pay our managing general partner (“MGP”), as operator, a monthly well supervision fee, which covers all normal and regularly recurring operating expenses for the production and sale of natural gas and oil such as:
•	well tending, routine maintenance and adjustment;

•	reading meters, recording production, pumping, maintaining appropriate books and records; and

•	preparation of reports for us and government agencies.
The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials, and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well to cover the estimated future plugging and abandonment costs of the well. As of September 30, 2011, our MGP had not withheld any funds for this purpose. Our MGP intends to produce our wells until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No other wells will be drilled and no additional funds will be required for drilling.
Markets and Competition
The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in oil and gas producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our MGP is responsible for selling our production. During 2011 and 2010, we experienced no problems in selling our natural gas and oil. Product availability and price are the principal means of competition in selling natural gas and oil production. While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry.
We have drilled and currently operate wells located in Pennsylvania, Michigan, Indiana and Colorado. We have no employees and rely on our MGP for management, which in turn, relies on its parent company, Atlas Energy Holdings Operating Company, LLC, for administrative services.

Results of Operations
The following table sets forth information relating to our production revenues, volumes, sales prices, production costs, and depletion during the periods indicated:

				Period
	Three Months	Three Months	Nine Months	April 1, 2010
	Ended	Ended	Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Production revenues (in thousands):
Gas	$3,355	$551	$9,412	$564

Total	$3,355	$551	$9,412	$564

Production volumes:
Gas (mcf/day) (1)	6,995	1,172	6,875	792

Total (mcfe/day) (1)	6,995	1,172	6,875	792

Average sales price:
Gas (per mcf) (1)	$5.21	$5.11	$5.02	$5.12

Average production costs:
As a percent of revenues	45%	43%	41%	43%
Per mcfe (1)	$2.33	$2.21	$2.06	$2.19

Depletion per mcfe	$2.14	$2.66	$2.19	$2.66

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbls” represents barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.
Natural Gas Revenues. Our natural gas revenues were $3,354,800 and $9,412,300, for the three and nine months ended September 30, 2011, respectively. Our natural gas revenues were $551,300 and $564,300 for the three months ended September 30, 2010 and the period April 1, 2010 through September 30, 2010, respectively. Our production volumes were 6,995 mcf and 6,875 mcf per day for the three and nine months ended September 30, 2011, respectively. Our production volumes were 1,172 and 792 mcf per day for the three months ended September 30, 2010 and period April 1, 2010 through September 30, 2010. We expect that our natural gas revenues will increase over the next year, as more of our wells are put online and are producing larger volumes of natural gas.
Costs and Expenses. Production expenses were $1,501,500 and $3,864,000 for the three and nine months ended September 30, 2011, respectively. Production expenses were $238,300 and $241,000 for the three months ended September 30, 2010 and period April 1, 2010 through September 30, 2010.
Depletion of oil and gas properties as a percentage of oil and gas revenues was 41% and 44% for the three and nine months ended September 30, 2011, respectively. Depletion of oil and gas properties as a percentage of oil and gas revenues was 52% for both the three months ended September 30, 2010 and period April 1, 2010 through September 30, 2010, respectively.

General and administrative expenses for the three and nine months ended September 30, 2011 was $34,400 and $76,900, respectively. General and administrative expenses for the three months ended September 30, 2010 and period April 1, 2010 through September 30, 2010 was $17,800 and $17,900, respectively. These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP, and vary from year to year due to the timing and billing of the costs and services provided to us.
Liquidity and Capital Resources
Cash provided by operating activities increased to $4,221,700 for the nine months ended September 30, 2011 as compared to the period April 1, 2010 through September 30, 2010. This was due to an increase in net income before depletion and accretion and dry hole costs of $5,166,000. In addition, the change in accrued liabilities decreased operating cash flows by $16,700 and the change in accounts receivable-affiliate decreased operating cash flows by $927,600 for the nine months ended September 30, 2011.
Cash used in investing activities was $149,724,600 during the period April 1, 2010 through September 30, 2010. This consisted of oil and gas well drilling contracts paid to the MGP.
Cash used in financing activities was $3,567,000 for the nine months ended September 30, 2011. This was due to distributions to partners. Cash provided by financing activities was $149,724,600 for the period April 1, 2010 through September 30, 2010. This was due to Partners’ capital contributions.
Our MGP may withhold funds for future plugging and abandonment costs. Through September 30, 2011, our MGP had not withheld any funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.
The Partnership is generally limited to the amount of funds generated by the cash flows from our operations, which we believe is adequate to fund future operations and distributions to our partners. Historically, there has been no need to borrow funds from our MGP to fund operations.
Subordination by Managing General Partner
Under the terms of the Partnership Agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to the benefit of the limited partners for an amount equal to at least 12% of their net subscriptions in the first 12-month subordination period, 10% of their net subscriptions in each of the next nine 12-month subordination periods, and 8% of their net subscriptions in the fifth 12-month subordination period determined on a cumulative basis, in each of the first five years of Partnership operations, commencing when the MGP determines natural gas or oil is being sold from at least 75% of the partnership’s wells, excluding any wells drilled that were non-productive and expiring 60 months from that date. The Partnership’s first distribution was March 2011.
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our MGP’s Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures
Under the supervision of our MGP’s Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our MGP’s Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, at September 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Atlas Resources Series 28-2010 L. P.

ATLAS RESOURCES, LLC, Managing General Partner

Date: November 10, 2011	By:	/s/ FREDDIE M. KOTEK Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President
In accordance with the Exchange Act, this report has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 10, 2011	By:	/s/ SEAN P. MCGRATH Sean P. McGrath, Chief Financial Officer