Form 10-Q/A
period 2013-06-30
Atlas Resources Series 28-2010 L.P.
filed 2013-08-14
CIK 1487561

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1
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

ATLAS RESOURCES SERIES 28-2010 L.P.

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q/A

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Condensed Financial Statements (Unaudited)...........................................................................................................

	Condensed Balance Sheets as of June 30, 2013 and December 31, 2012........................................	4

	Condensed Statements of Operations for the three and six months ended June 30, 2013 and 2012	5

	Condensed Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2013 and 2012	6

	Condensed Statement of Changes in Partners’ Capital for the six months ended June 30, 2013	7

	Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012	8

	Notes to Condensed Financial Statements...................................................................................................................	9

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations...	18

Item 4:	Controls and Procedures...........................................................................................................................................................	21

PART II.	OTHER INFORMATION

Item 1:	Legal Proceedings...........................................................................................................................................................................	22

Item 6:	Exhibits.....................................................................................................................................................................................................	22

SIGNATURES...		23

CERTIFICATIONS...		24

Explanatory Note

This Amendment No. 1 (this “Amendment”) on Form 10-Q/A which amends items identified below with respect to the Form 10-Q filed by Atlas Resources Series-28-2010 (A) L.P. (the Partnership”) with the Securities and Exchange Commission (the “SEC”) on August 13, 2013 (the “Original Filing”), is being filed to reflect revisions to Exhibits 31.1, 31.2, 32.1 and 32.2. Other items presented in the Original Filing are not being amended but are restated without change in this Amendment for ease of reference.

Except for the forgoing amended and restated information, this Amendment continues to describe conditions as of the date of the Original Filing and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this report. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Partnership’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

Atlas Resources Series 28-2010 L.P.

ATLAS RESOURCES, LLC, Managing General Partner

Date: August 14, 2013	By:/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2013	By:/s/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer