Form 10-Q
period 2015-09-30
Atlas Resources Series 28-2010 L.P.
filed 2015-11-23
CIK 1487561

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

ATLAS RESOURCES SERIES 28-2010 L.P.

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS RESOURCES SERIES 28-2010 L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$-	$-
Accounts receivable trade -affiliate	1,116,300	2,847,400
Asset retirement receivable-affiliate	11,400	40,400
Current portion of derivative assets	799,400	892,300
Total current assets	1,927,100	3,780,100
Gas and oil properties, net	27,262,200	35,750,600
Long-term derivative assets	150,800	398,200
	$29,340,100	$39,928,900
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$184,200	$184,500
Current portion of put premiums payable-affiliate	147,200	132,400
Total current liabilities	331,400	316,900
Asset retirement obligations	3,741,700	3,846,300
Long-term put premiums payable-affiliate	38,000	151,500
Commitments and contingencies
Partners’ capital:
Managing general partner’s interest	4,000,200	7,423,600
Limited partners’ interest (7,500 units)	21,222,600	27,927,700
Accumulated other comprehensive income	6,200	262,900
Total partners’ capital	25,229,000	35,614,200
	$29,340,100	$39,928,900

See accompanying notes to condensed financial statements.

ATLAS RESOURCES SERIES 28-2010 L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES
Natural gas	$1,545,500	$2,186,400	$5,542,800	$13,069,400
Gain on mark-to-market derivatives	276,600	-	448,900	-
Total revenues	1,822,100	2,186,400	5,991,700	13,069,400

COSTS AND EXPENSES
Production	987,300	1,188,000	3,339,900	4,353,400
Depletion	602,100	1,482,100	1,846,400	4,930,800
Impairment	6,320,500	-	6,320,500	-
Accretion of asset retirement obligation	55,000	23,000	165,000	68,800
General and administrative	35,000	32,500	104,200	95,000
Total costs and expenses	7,999,900	2,725,600	11,776,000	9,448,000
Operating (loss) income	(6,177,800)	(539,200)	(5,784,300)	3,621,400
Other income	-	575,000	-	575,000
Loss on abandonment of well	(212,000)	-	(212,000)	-
Net (loss) income	$(6,389,800)	$35,800	$(5,996,300)	$4,196,400

Allocation of net (loss) income:
Managing general partner	$(2,193,100)	$318,400	$(1,932,000)	$2,771,300
Limited partners	$(4,196,700)	$(282,600)	$(4,064,300)	$1,425,100
Net (loss) income per limited partnership unit	$(560)	$(38)	$(542)	$190

See accompanying notes to condensed financial statements.

ATLAS RESOURCES SERIES 28-2010 L.P.

CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net (loss) income	$(6,389,800)	$35,800	$(5,996,300)	$4,196,400
Other comprehensive (loss) income:
Unrealized holding gain on cash flow hedging contracts	-	545,300	-	66,900
Difference in estimated hedge gains receivable	(133,700)	(265,300)	(213,900)	(213,100)
Less: reclassification adjustment for realized (gain) loss of cash flow hedges in net (loss) income	(16,400)	170,100	(42,800)	216,600
Total other comprehensive (loss) income	(150,100)	450,100	(256,700)	70,400
Comprehensive (loss) income	$(6,539,900)	$485,900	$(6,253,000)	$4,266,800

See accompanying notes to condensed financial statements.

ATLAS RESOURCES SERIES 28-2010 L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED

September 30, 2015

(Unaudited)

	Managing General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2014	$7,423,600	$27,927,700	$262,900	$35,614,200
Participation in revenues, costs and expenses:
Net production revenues	796,500	1,406,400	-	2,202,900
Gain on mark-to-market derivatives	-	448,900	-	448,900
Loss on abandonment of well	(212,000)	-	-	(212,000)
Depletion	(371,700)	(1,474,700)	-	(1,846,400)
Impairment	(2,043,600)	(4,276,900)	-	(6,320,500)
Accretion of asset retirement obligation	(62,000)	(103,000)	-	(165,000)
General and administrative	(39,200)	(65,000)	-	(104,200)
Net income	(1,932,500)	(4,064,300)	-	(5,996,300)
Other comprehensive loss	-	-	(256,700)	(256,700)
Subordination	(649,600)	649,600	-	-
Working interest adjustment	(5,600)	5,600	-	-
Distributions to partners	(836,200)	(3,296,000)	-	(4,132,200)
Balance at September 30, 2015	$4,000,200	$21,222,600	$6,200	$25,229,000

See accompanying notes to condensed financial statements.

ATLAS RESOURCES SERIES 28-2010 L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(5,996,300)	$4,196,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	1,846,400	4,930,800
Impairment	6,320,500	-
Non-cash (gain) loss on derivative value	(115,100)	66,700
Accretion of asset retirement obligation	165,000	68,800
Loss on abandonment of well	212,000	-
Changes in operating assets and liabilities:
Decrease in accounts receivable trade-affiliate	1,731,100	859,700
Decrease (increase) in asset retirement receivable-affiliate	29,000	(26,900)
(Decrease) increase in accrued liabilities	(300)	77,400
Asset retirement obligations settled	(481,300)	-
Net cash provided by operating activities	3,911,000	10,172,900
Cash flows from investing activities:
Proceeds from the sale of tangible equipment	71,200	26,500
Proceeds from the sale of oil and gas properties	150,000	405,700
Net cash provided by investing activities	221,200	432,200
Cash flows from financing activities:
Distributions to partners	(4,132,200)	(11,862,100)
Net cash used in financing activities	(4,132,200)	(11,862,100)
Net change in cash and cash equivalents	-	(1,257,000)
Cash and cash equivalents at beginning of period	-	1,257,000
Cash and cash equivalents at end of period	$-	$-
Supplemental Schedule of non-cash investing and financing activities:
Assets contributed by managing general partner:
Tangible drilling costs	$-	$10,800
Intangible drilling costs	-	3,300
	$-	$14,100

See accompanying notes to condensed financial statements.

ATLAS RESOURCES SERIES 28-2010 L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015

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

The accompanying condensed financial statements, which are unaudited except that the balance sheet at December 31, 2014 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Partnership’s Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 may not necessarily be indicative of the results of operations for the full year ended December 31, 2015.

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

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities that exist at the date of the Partnership’s financial statements, as well as the reported amounts of revenues and costs and expenses during the reporting periods. The Partnership’s financial statements are based on a number of significant estimates, including revenue and expense accruals, depletion, asset impairments, fair value of derivative instruments and the probability of forecasted transactions. Actual results could differ from those estimates.

The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented for the three and nine months ended September 30, 2015 and 2014 represent actual results in all material respects (See “-Revenue Recognition”).

Accounts Receivable

Accounts receivable on the balance sheets consist solely of the trade accounts receivable associated with the Partnership’s operations. In evaluating the realizability of the Partnership’s accounts receivable, the MGP performs ongoing credit evaluations of the Partnership’s customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness, as determined by review of such customers’ credit information. Credit is extended on an unsecured basis to many of the Partnership’s energy customers. At September 30, 2015 and December 31, 2014, the MGP’s credit evaluation indicated that the Partnership had no need for an allowance for uncollectible accounts receivable.

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

The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized cost of developed producing properties. The Partnership recorded depletion expense on natural gas and oil properties of $1,846,400 and $4,930,800 for the nine months ended September 30, 2015 and 2014, respectively.

Upon the sale or retirement of a complete field of a proved property, the cost is eliminated from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depletion within its balance sheets. As a result of retirements, the Partnership reclassified $10,770,500 from gas and oil properties to accumulated depletion and impairment for the nine months ended September 30, 2015.

The following is a summary of gas and oil properties at the dates indicated:

	September 30, 2015	December 31, 2014
Proved properties:
Leasehold interests	$5,345,100	$5,599,100
Wells and related equipment	160,598,100	171,186,000
Total natural gas and oil properties	165,943,200	176,785,100
Accumulated depletion and impairment	(138,681,000)	(141,034,500)
Gas and oil properties, net	$27,262,200	$35,750,600

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

The review of the Partnership’s gas and oil properties is done on a field-by-field basis by determining if the historical cost of proved properties less the applicable accumulated depletion and impairment is less than the estimated expected undiscounted future cash flows including salvage. The expected future cash flows are estimated based on the Partnership’s plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of the production of reserves is calculated based on estimated future prices. The Partnership estimates prices based upon current contracts in place, adjusted for basis differentials and market related information, including published futures prices. The estimated future level of production is based on assumptions surrounding future prices and costs, field decline rates, market demand and supply and the economic and regulatory climates. If the carrying value exceeds the expected future cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by the discounted cash flow) and the carrying value of the assets.

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

During the three and nine months ended September 30, 2015, the Partnership recognized $6,320,500 of impairment related to gas and oil properties, net of an offsetting gain from accumulated other comprehensive income of $100,000. There was no impairment of gas and oil properties recorded for the three and nine months ended September 30, 2014. The impairment relates to the carrying amount of these gas and oil properties being in excess of the Partnership’s estimate of their fair value at September 30, 2015. The estimate of the fair value of these gas and oil properties was impacted by, among other factors, the deterioration of natural gas and oil prices at the date of measurement.

Derivative Instruments

The Partnership’s MGP enters into certain financial contracts to manage the Partnership’s exposure to movement in commodity prices (See Note 4). The derivative instruments recorded on the balance sheets were measured as either an asset or liability at fair value. Changes in a derivative instrument’s fair value are recognized currently in the Partnership’s statements of operations unless specific hedge accounting criteria are met. On January 1, 2015, the Partnership discontinued hedge accounting through de-designation for all of its existing commodity derivatives which were qualified as hedges. As such, subsequent changes in fair value after December 31, 2014 of these derivatives are recognized immediately within gain (loss) on mark-to-market derivatives in the Partnership’s statements of operations, while the fair values of the instruments recorded in accumulated other comprehensive income as of December 31, 2014 will be reclassified to the statements of operations in the periods in which those respective derivative contracts settle. Prior to discontinuance of hedge accounting, the fair value of these commodity derivative instruments was recognized in accumulated other comprehensive income (loss) within partners’ capital on the Partnership’s balance sheets and reclassified to the Partnership’s statements of operations at the time the originally hedged physical transactions affected earnings.

Asset Retirement Obligations

The Partnership recognizes an estimated liability for the plugging and abandonment of its gas and oil wells (See Note 3). The Partnership recognizes a liability for its future asset retirement obligations in the current period if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Partnership also considers the estimated salvage value in the calculation of depletion.

Income Taxes

The Partnership is not subject to U.S. federal and most state income taxes. The partners of the Partnership are liable for income tax in regard to their distributive share of the Partnership’s taxable income. Such taxable income may vary substantially from net income reported in the accompanying financial statements. The federal and state income taxes related to the Partnership were immaterial to the financial statements and are recorded in pre-tax income on a current basis only. Accordingly, no federal or state deferred income tax has been provided for in the accompanying financial statements.

The Partnership evaluates tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns and disallows the recognition of tax positions not deemed to meet a “more-likely-than-not” threshold of being sustained by the applicable tax authority. The Partnership’s MGP does not believe it has any tax positions taken within its financial statements that would not meet this threshold. The Partnership’s policy is to reflect interest and penalties related to uncertain tax positions, when and if they become applicable. The Partnership has not recognized any potential interest or penalties in its financial statements for the three and nine months ended September 30, 2015 and 2014.

The Partnership files Partnership Returns of Income in the U.S. and various state jurisdictions. With few exceptions, the Partnership is no longer subject to income tax examinations by major tax authorities for years prior to 2011. The Partnership is not currently being examined by any jurisdiction and is not aware of any potential examinations as of September 30, 2015.

Working Interest

The Partnership Agreement establishes that revenues and expenses will be allocated to the MGP and limited partners based on their ratio of capital contributions to total contributions (“working interest”). The MGP is also provided an additional working interest of 10% as provided in the Partnership Agreement. Due to the time necessary to complete drilling operations and accumulate all drilling costs, estimated working interest percentage ownership rates are utilized to allocate revenues and expenses until the wells are completely drilled and turned on-line into production. Once the wells are completed, the final working interest ownership of the partners is determined and any previously allocated revenues and expenses based on the estimated working interest percentage ownership are adjusted to conform to the final working interest percentage ownership. For the nine months ended September 30, 2015, the Partnership recorded a decrease to the MGP’s capital account and an increase in the limited partners’ capital account of $5,600.

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

The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP. The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, crude oil and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation and compression fees, which are, in turn, based upon applicable product prices (See “-Use of Estimates”). During the quarter ended September 30, 2014, management identified an error in its revenue recognition process. As a result, the Partnership overestimated its June 30, 2014 unbilled revenues by $767,400. As a result, revenue and net income is overstated by $767,400 for the three and six months ended June 30, 2014. In adjusting for the overstatement of revenue and net income that existed at June 30, 2014, the third quarter revenue is understated by $767,400 and net loss is overstated for the three month period ended September 30, 2014. In addition, there was no impact on Partnership distributions. Refer to the Partnership’s Form 10-Q for the quarter ended September 30, 2014 fur further explanation of this error. The Partnership had unbilled revenues at September 30, 2015 and December 31, 2014 of $762,400 and $1,567,000, respectively, which were included in accounts receivable trade-affiliate within the Partnership’s balance sheets.

Other Income

In July 2014, the Partnership received $575,000 as part of a settlement of litigation involving defective casing used in the drilling and completion of one of the Partnership’s Michigan wells. The Partnership recorded these proceeds as other income during the three and nine months ended September 30, 2014. As of December 31, 2014, this property had been fully impaired.

Loss on Abandonment of Well

During the three months ended September 30, 2015, the Partnership plugged and abandoned the remaining Michigan well. The remaining net asset value recorded in the Partnership’s gas and oil properties prior to plugging and abandonment was $300.  This net asset value was written off as part of the net loss on abandonment of well in the Partnership’s statement of operations for the three and nine months ended September 30, 2015 and also removed from gas and oil properties on the Partnership’s balance sheet. Plugging and abandonment costs incurred through September 30, 2015 total $481,300, of which $269,600 had been previously recorded as an asset retirement obligation, resulting in a net loss on abandonment of well of $212,000.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under U.S. GAAP, have not been recognized in the calculation of net income (loss). These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” on the Partnership’s financial statements and, at September 30, 2015, only include changes in the fair value of unsettled derivative contracts which, prior to January 1, 2015, were accounted for as cash flow hedges (See Note 4). The Partnership does not have any other type of transaction which would be included within other comprehensive income (loss).

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

NOTE 3 - ASSET RETIREMENT OBLIGATIONS

The estimated liability for asset retirement obligations was based on the MGP’s historical experience in plugging and abandoning wells, the estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability was discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells or if federal or state regulators enact new plugging and abandonment requirements. The Partnership has no assets legally restricted for purposes of settling asset retirement obligations. Except for its gas and oil properties, the Partnership determined that there were no other material retirement obligations associated with tangible long-lived assets.

The MGP’s historical practice and continued intention is to retain distributions from the limited partners as the wells within the Partnership near the end of their useful life. On a partnership-by-partnership basis, the MGP assesses its right to withhold amounts related to plugging and abandonment costs based on several factors including commodity price trends, the natural decline in the production of the wells and current and future costs. Generally, the MGP’s intention is to retain distributions from the limited partners as the fair value of the future cash flows of the limited partners’ interest approaches the fair value of the future plugging and abandonment cost. Upon the MGP’s decision to retain all future distributions to the limited partners of the Partnership, the MGP will assume the related asset retirement obligations of the limited partners. As of September 30, 2015, the MGP has withheld $90,300 of net production revenue for future plugging and abandonment costs. During the quarter ended September 30, 2015, the MGP has applied $78,900 to the plugging and abandonment of the remaining Michigan well, resulting in an asset retirement receivable – affiliate of $11,400.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Asset retirement obligation at beginning of period	$3,956,300	$1,590,500	$3,846,300	$1,544,700
Liabilities settled	(269,600)	-	(269,600)	-
Accretion expense	55,000	23,000	165,000	68,800
Asset retirement obligation at end of period	$3,741,700	$1,613,500	$3,741,700	$1,613,500

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

The Partnership enters into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Partnership’s balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s balance sheets as the initial value of the options. The Partnership reflected net derivative assets on its balance sheets of $950,200 and $1,290,500 at September 30, 2015 and December 31, 2014, respectively. As a result of the put options, the Partnership recorded a net deferred gain on its balance sheet in accumulated other comprehensive income of $6,200 as of September 30, 2015. During the nine months ended September 30, 2015, $84,100 of net gains were recorded by the Partnership and allocated only to the limited partners. Of the $6,200 of deferred gains in accumulated other comprehensive income on the Partnership’s balance sheet at September 30, 2015, the Partnership will reclassify $5,400 of gains to its statement of operations over the next twelve month period as these contracts expire with the remaining gains of $800 being reclassified to the Partnership’s statements of operations in later periods as the remaining contracts expire.

The following table summarizes the gains or losses recognized within the statements of operations for derivative instruments previously designated as cash flow hedges for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gain (loss) reclassified from accumulated other comprehensive income into natural gas and oil revenues	$16,400	$(170,100)	$42,800	$(216,600)
Gain subsequent to December 31, 2014 recognized in gain on mark-to-market derivatives	$276,600	$-	$448,900	$-

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

At September 30, 2015, the Partnership had the following commodity derivatives:

Natural Gas Fixed Price Swaps - Limited Partners

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset(2)
	(MMBtu)(1)	(per MMBtu)(1)
2015	144,000	$4.224	$234,400
2016	229,700	4.460	378,000
			$612,400

Natural Gas Put Options - Limited Partners

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset(2)
	(MMBtu)(1)	(per MMBtu)(1)
2015	49,500	$4.00	$69,400
2016	197,900	4.15	268,400
			$337,800
Total net assets			$950,200

(1)“MMBtu” represents million British Thermal Units.

(2)Fair value based on forward NYMEX natural gas prices, as applicable.

At September 30, 2015, ARP had a secured hedge facility agreement with a syndicate of banks under which the Partnership has the ability to enter into derivative contracts to manage its exposure to commodity price movements. Under ARP’s revolving credit facility, ARP is required to utilize this secured hedge facility for future commodity risk management activity. The Partnership’s obligations under the facility are secured by mortgages on its gas and oil properties and first priority security interests in substantially all of its assets and are guaranteed by ARP. ARP administers the commodity price risk management activity for the Partnership under the secured hedge facility. The secured hedge facility agreement contains covenants that limit the Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of its assets. As of September 30, 2015, only the Partnership’s natural gas swaps are included in the secured hedge facility.

Put Premiums Payable

During June 2012, a premium (“put premium”) was paid to purchase the contracts and will be allocated to natural gas production revenues generated over the contractual term of the purchased hedging instruments. At September 30, 2015 and December 31, 2014, $147,200 and $132,400, respectively, the put premiums were recorded as short-term payables to affiliate $37,900 and $151,500, respectively, were recorded as long-term payables to affiliate.

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

Information for assets measured at fair value at September 30, 2015 and December 31, 2014 was as follows:

	Level 1	Level 2	Level 3	Total
As of September 30, 2015
Derivative assets, gross
Commodity swaps	$-	$612,400	$-	$612,400
Commodity puts	-	337,800	-	337,800
Total derivative assets, gross	$-	$950,200	$-	$950,200
	Level 1	Level 2	Level 3	Total
As of December 31, 2014
Derivative assets, gross
Commodity swaps	$-	$911,300	$-	$911,300
Commodity puts	-	379,200	-	379,200
Total derivative assets, gross	$-	$1,290,500	$-	$1,290,500

Other Financial Instruments

The estimated fair value of the Partnership’s other financial instruments has been determined based upon its assessment of available market information and valuation methodologies. However, these estimates may not necessarily be indicative of the amounts that the Partnership could realize upon the sale of such financial instruments. The Partnership’s other current assets and liabilities on its balance sheets are considered to be financial instruments. The estimated fair values of these instruments approximate their carrying amounts due to their short-term nature and thus are categorized as Level 1.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Partnership estimates the fair value of its asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of the Partnership and estimated inflation rates (See Note 3). There were no additional assets or liabilities that were measured at fair value on a nonrecurring basis for the three and nine months ended September 30, 2015 and 2014.

Management estimates the fair value of the Partnership’s long-lived assets in connection with reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, using estimates, assumptions and judgments regarding such events or circumstances. During the three and nine months ended September 30, 2015, the Partnership recognized $6,320,500 of impairment related to gas and oil properties, net of an offsetting gain from accumulated other comprehensive income of $100,000. These estimates of fair value are Level 3 measurements as they are based upon unobservable inputs. No impairments were recognized during the three and nine months ended September 30, 2014.

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

The following table provides information with respect to these costs and the periods incurred.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Administrative fees	$18,100	$17,300	$54,800	$52,800
Supervision fees	207,300	192,400	632,700	593,400
Transportation fees	147,000	199,200	558,400	1,498,000
Direct costs	649,900	811,600	2,198,200	2,304,200
Total	$1,022,300	$1,220,500	$3,444,100	$4,448,400

In addition, assets contributed from the MGP, which are disclosed on the Partnership’s statement of cash flows as a non-cash investing and financing activity, were $14,100 for the nine months ended September 30, 2014. The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP.

Subordination by Managing General Partner

Under the terms of the Partnership Agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to the benefit of the limited partners for an amount equal to at least 12% of their net subscriptions in the first 12-month subordination period, 10% of their net subscriptions in each of the next three 12-month subordination periods, and 8% of their net subscriptions in the fifth 12-month subordination period determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution to the limited partners (March 2011) and expiring 60 months from that date. The MGP subordinated $649,600 of its net production revenues to the limited partners for the nine months ended September 30, 2015.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

General Commitments

Subject to certain conditions, limited partners may present their interests for purchase by the MGP. The purchase price is calculated by the MGP in accordance with the terms of the Partnership Agreement. The MGP is not obligated to purchase more than 5% of the total outstanding units in any calendar year. In the event that the MGP is unable to obtain the necessary funds, it may suspend its purchase obligation.

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of September 30, 2015, the MGP has withheld $90,300 of net production revenue for future plugging and abandonment costs. During the quarter ended September 30, 2015, the MGP has applied $78,900 to the plugging and abandonment of the remaining Michigan well, resulting in an asset retirement receivable-affiliate of $11,400.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month per well to cover the estimated future plugging and abandonment costs of the well. As of September 30, 2015, the MGP has withheld $90,300 of net production revenue for future plugging and abandonment costs. During the quarter ended September 30, 2015, the MGP has applied $78,900 to the plugging and abandonment of the remaining Michigan well, resulting in an asset retirement receivable – affiliate of $11,400.

Markets and Competition

The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in gas and oil producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our MGP is responsible for selling our production. During 2014 and the first nine months of 2015, we experienced no problems in selling our natural gas and oil. Product availability and price are the principal means of competing in selling natural gas and oil production. While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry.

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Production revenues (in thousands):
Gas	$1,545	$2,186	$5,543	$13,069

Production volumes:
Gas (Mcf/day) (1)	9,569	10,810	9,897	12,210

Average sales prices: (2)
Gas (per Mcf) (1) (3) (4)	$1.92	$2.99	$2.22	$3.94

Production costs:
As a percent of revenues (4)	64%	40%	60%	33%
Per Mcfe (1)	$1.12	$1.19	$1.24	$1.31

Depletion per Mcfe	$0.68	$1.74	$0.68	$1.48
_
(1)	“Mcf” represents thousand cubic feet, “Mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to Mcfe using the ratio of six Mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing after adjusting for the effect of previously recognized gains resulting from prior period impairment charges.
(3)

Average gas prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $141,700 and $22,600 for the three months ended September 30, 2015 and 2014, respectively. Previously recognized derivative gains were $443,100 and $66,700 for the nine months ended September 30, 2015 and 2014, respectively.

(4)	The average sales price and production costs as a percentage of revenues for natural gas for the three months ended September 30, 2014 has been adjusted to reflect $767,400 of additional revenue.

Natural Gas Revenues. During the quarter ended September 30, 2014, management identified an error in the process used to estimate our unbilled revenue. As a result, natural gas revenue for the three months ending September 30, 2014 includes an adjustment to reduce natural gas revenue by $767,400. The adjustment is the result of overestimating our unbilled revenues as of June 30, 2014. Refer to the Partnership’s Form 10-Q for the quarter ended September 30, 2014 for further explanation of this error. Our unadjusted natural gas revenues were $1,545,500 and $2,953,800 for the three months ended September 30, 2015 and 2014, respectively, a decrease of $1,408,300 (48%). The $1,408,300 decrease in natural gas revenues for the three months ended September 30, 2015 as compared to the prior year similar period was attributable to a $339,100 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions, and a $1,069,200 decrease in a production volumes. Our production volumes decreased to 9,569 Mcf per day for the three months ended September 30, 2015 from 10,810 Mcf per day for the three months ended September 30, 2014, a decrease of 1,241 Mcf per day (11%). The decrease in natural gas production volumes for the three months ended September 30, 2015 as compared to the prior year similar period resulted mostly from the normal decline inherent in the life of a well and a decrease in the number of producing wells due to wells shut-in as a result of a decline in natural gas prices.

Our natural gas revenues were $5,542,800 and $13,069,400 for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $7,526,600 (58%). The $7,526,600 decrease in natural gas revenues for the nine months ended September 30, 2015 as compared to the prior year similar period was attributable to a $5,051,100 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions, and a $2,475,500 decrease in production volumes. Our production volumes decreased to 9,897 Mcf per day for the nine months ended September 30, 2015 from 12,210 Mcf per day for the nine months ended September 30, 2014, a decrease of 2,313 Mcf per day (19%). The overall decrease in natural gas production volumes for the nine months ended September 30, 2015 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well and a decrease in the number of producing wells due to wells shut-in as a result of a decline in natural gas prices.

Gain (Loss) on Mark-to-Market Derivatives. On January 1, 2015, we discontinued hedge accounting for our qualified commodity derivatives. As such, subsequent changes in fair value of these derivatives are recognized immediately within gain (loss) on mark-to-market derivatives on our statements of operations. The fair values of these commodity derivative instruments as December 31, 2014, which were recognized in accumulated other comprehensive income within partners’ capital on our balance sheet, will be reclassified to our statements of operations in the future at the time the originally hedged physical transactions settle.

We recognized a gain on mark-to-market derivatives of $276,600 for the three months ended September 30, 2015. This gain was due primarily to mark-to-market gains in the current quarter primarily related to the change in natural gas prices during the year. There were no gains or losses on mark-to-market derivatives during the three months ended September 30, 2014.

We recognized a gain on mark-to-market derivatives of $448,900 for the nine months ended September 30, 2015. This gain was due primarily to mark-to-market gains in the current quarter primarily related to the change in natural gas prices during the year. There were no gains or losses on mark-to-market derivatives during the nine months ended September 30, 2014.

Costs and Expenses. Production expenses were $987,300 and $1,188,000 for the three months ended September 30, 2015 and 2014, respectively, a decrease of $200,700 (17%). Production expenses were $3,339,900 and $4,353,400 for the nine months ended September 30, 2015 and 2014, respectively, a decrease of $1,013,500 (23%). The decreases for the three and nine months ended September 30, 2015 were mostly due to lower transportation costs due to a decrease in the realized price of natural gas.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 39% and 68% for the three months ended September 30, 2015 and 2014, respectively, and 33% and 38% for the nine months ended September 30, 2015 and 2014, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices and production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended September 30, 2015 and 2014 were $35,000 and $32,500, respectively, an increase of $2,500 (8%). For the nine months ended September 30, 2015 and 2014, these expenses were $104,200 and $95,000, respectively, an increase of $9,200 (10%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. The increases for the three and nine months ended September 30, 2015 are primarily due to third-party costs as compared to the prior year similar period.

Impairment of gas and oil properties for the three and nine months ended September 30, 2015 was $6,320,500, net of an offsetting gain from accumulated other comprehensive income of $100,000. There were no impairments of gas and oil properties for the three and nine months ended September 30, 2014. Periodically, we compare the carrying value of our proved developed gas and oil producing properties to their estimated fair market value. To the extent our carrying value exceeds the estimated fair market value, an impairment charge is recognized. As a result of this assessment, an impairment charge was recognized for the three and nine months ended September 30, 2015. This charge is based on reserve quantities, future market prices and our carrying value. We cannot provide any assurance that similar charges may or may not be taken in future periods.

Liquidity and Capital Resources

Cash provided by operating activities decreased $6,261,900 in the nine months ended September 30, 2015 to $3,911,000 as compared to $10,172,900 for the nine months ended September 30, 2014. This decrease was primarily due to a decrease in net income before depletion, accretion, and impairment of $6,760,400, a decrease in the change in asset retirement obligations settled of $481,300, a decrease in the non-cash gain on hedge instruments of $81,800, and a decrease in the change in accrued liabilities of $77,700. The decrease was partially offset by an increase in the change in accounts receivable trade-affiliate of $871,400, an increase in the loss of well abandonment of $212,000 and an increase in the asset retirement receivable-affiliate of $55,900 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Cash provided by investing activities decreased $211,000 for the nine months ended September 30, 2015 to $221,200 from $432,200 for the nine months ended September 30, 2014. This decrease was due to a change in proceeds from the sale of oil and gas properties of $255,700 and an increase of $44,700 related to the sale of tangible equipment during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Cash used in financing activities decreased $7,729,900 during the nine months ended September 30, 2015 to $4,132,200 from $11,862,100 for the nine months ended September 30, 2014. This decrease was due to a decrease in cash distributions to partners.

Our MGP may withhold funds for future plugging and abandonment costs. As of September 30, 2015, the MGP has withheld $90,300 of net production revenue for future plugging and abandonment costs. During the quarter ended September 30, 2015, the MGP has applied $78,900 to the plugging and abandonment of the remaining Michigan well, resulting in an asset retirement receivable–affiliate of $11,400. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow at any one time may not at any time exceed 5% of our total subscriptions and we will not borrow from third-parties.

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ATLAS RESOURCES SERIES 28-2010 L.P.

By: ATLAS RESOURCES, LLC, General Partner

Date: November 23, 2015	By:/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President

Date: November 23, 2015	By:/s/ JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback, Chief Financial Officer