Form 10-Q
period 2016-03-31
Atlas Resources Series 28-2010 L.P.
filed 2016-05-23
CIK 1487561

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

ATLAS RESOURCES SERIES 28-2010 L.P.

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS RESOURCES SERIES 28-2010 L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$-	$181,200
Accounts receivable trade -affiliate	1,067,900	1,068,400
Current portion of derivative assets	672,300	799,500
Total current assets	1,740,200	2,049,100
Gas and oil properties, net	26,205,900	26,622,200
Long-term asset retirement receivable-affiliate	57,800	40,400
Total assets	$28,003,900	$28,711,700
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$230,000	$181,600
Put premiums payable-affiliate	114,700	162,700
Total current liabilities	344,700	344,300
Asset retirement obligations	3,835,400	3,793,000
Commitments and contingencies (Note 6)
Partners’ capital:
Managing general partner’s interest	3,829,800	3,905,600
Limited partners’ interest (7,500 units)	19,991,100	20,665,000
Accumulated other comprehensive income	2,900	3,800
Total partners’ capital	23,823,800	24,574,400
Total liabilities and partners’ capital	$28,003,900	$28,711,700

See accompanying notes to condensed financial statements.

ATLAS RESOURCES SERIES 28-2010 L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUES
Natural gas	$1,151,200	$2,365,900
Gain on mark-to-market derivatives	122,400	75,500
Total revenues	1,273,600	2,441,400
COSTS AND EXPENSES
Production	968,000	1,076,200
Depletion	416,300	597,100
Accretion of asset retirement obligations	42,400	55,000
General and administrative	33,600	34,200
Total costs and expenses	1,460,300	1,762,500
Net (loss) income	$(186,700)	$678,900
Allocation of net (loss) income:
Managing general partner	$(24,800)	$246,700
Limited partners	$(161,900)	$432,200
Net (loss) income per limited partnership unit	$(22)	$58

See accompanying notes to condensed financial statements.

ATLAS RESOURCES SERIES 28-2010 L.P.

CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net (loss) income	$(186,700)	$678,900
Other comprehensive loss:
Difference in estimated hedge receivable	-	98,600
Reclassification adjustment to net (loss) income of mark-to-market gains on cash flow hedges	(900)	(150,200)
Total other comprehensive loss	(900)	(51,600)
Comprehensive (loss) income	$(187,600)	$627,300

See accompanying notes to condensed financial statements.

ATLAS RESOURCES SERIES 28-2010 L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED

March 31, 2016

(Unaudited)

	Managing General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2015	$3,905,600	$20,665,000	$3,800	$24,574,400
Participation in revenues, costs and expenses:
Net production revenues	75,800	107,400	-	183,200
Gain on mark-to-market derivatives	-	122,400	-	122,400
Depletion	(72,100)	(344,200)	-	(416,300)
Accretion of asset retirement obligations	(15,900)	(26,500)	-	(42,400)
General and administrative	(12,600)	(21,000)	-	(33,600)
Net loss	(24,800)	(161,900)	-	(186,700)
Other comprehensive loss	-	-	(900)	(900)
Subordination	(51,000)	51,000	-	-
Distributions to partners	-	(563,000)	-	(563,000)
Balance at March 31, 2016	$3,829,800	$19,991,100	$2,900	$23,823,800

See accompanying notes to condensed financial statements.

ATLAS RESOURCES SERIES 28-2010 L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(186,700)	$678,900
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion	416,300	597,100
Non-cash loss (gain) on derivative value	78,300	(127,100)
Accretion of asset retirement obligations	42,400	55,000
Changes in operating assets and liabilities:
Decrease in accounts receivable trade-affiliate	500	307,300
Increase in asset retirement receivable-affiliate	(17,400)	(20,200)
Increase (decrease) in accrued liabilities	48,400	(47,300)
Net cash provided by operating activities	381,800	1,443,700
Cash flows from investing activities:
Proceeds from the sale of gas and oil properties	-	150,000
Net cash provided by investing activities	-	150,000
Cash flows from financing activities:
Distributions to partners	(563,000)	(1,593,600)
Net cash used in financing activities	(563,000)	(1,593,600)
Net change in cash	(181,200)	100
Cash beginning of period	181,200	-
Cash at end of period	$-	$100

See accompanying notes to condensed financial statements.

ATLAS RESOURCES SERIES 28-2010 L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas Resources Series 28-2010 L.P. (the “Partnership”) is a Delaware limited partnership, formed on April 1, 2010 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Atlas Resource Partners, L.P. (“ARP”) (NYSE: ARP). Unless the context otherwise requires, references to “the Partnership,” “we,” “us” and “our”, refer to Atlas Resources Series 28-2010 L.P.

Atlas Energy Group, LLC (“Atlas Energy Group”; OTCQX: ATLS) manages ARP’s operations and activities through its ownership of ARP’s general partner interest.

The Partnership has drilled and currently operates wells located in Pennsylvania, Tennessee, Indiana and Colorado. The Partnership has no employees and relies on the MGP for management, which in turn, relies on its parent company, Atlas Energy Group, for administrative services.

The Partnership’s operating cash flows are generated from its wells, which produce natural gas. Produced natural gas is then delivered to market through affiliated and/or third-party gas gathering systems. The Partnership intends to produce its wells until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. The Partnership does not expect to drill additional wells and expects no additional funds will be required for drilling.

Liquidity and Capital Resources

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners.

The natural gas, oil and natural gas liquids commodity price markets have suffered significant declines throughout 2015 and have continued to decline and remain low in 2016. The extreme ongoing volatility in the energy industry and commodity prices will likely continue to impact the Partnership’s outlook. The Partnership has experienced downward revisions of its natural gas and oil reserves volumes and values due to the significant declines in commodity prices. The MGP continues to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be opportunistic and aggressive in managing the Partnership’s cost structure and, in turn, liquidity to meet its operating needs. To the extent commodity prices remain low or decline further, or the Partnership experiences other disruptions in the industry, the Partnership’s ability to fund its operations and make distributions may be further impacted, and could result in the MGP’s decision to liquidate the Partnership’s operations.

If, however, the MGP were to decide to liquidate our operations, the liquidation valuation of the Partnership’s assets and liabilities would be determined by an independent expert. It is possible that based on such determination, we would not be able to make any liquidation distributions to our limited partners. A liquidation could result in the transfer of the post-liquidation assets and liabilities of the Partnership to the MGP and would occur without any further contributions from or distributions to the limited partners.

Historically, there has been no need to borrow funds from the MGP to fund operations as the cash flow from the Partnership’s operations have been adequate to fund its obligations and distributions to its partners. However, the recent significant declines in commodity prices may make it uneconomical for the Partnership to produce its wells until they are depleted as the Partnership originally intended. To the extent commodity prices remain low or decline further, ARP experiences disruptions in the financial markets impacting its respective longer-term access to or cost of capital, or ARP experiences any of the other impacts to its liquidity discussed below, the MGP’s ability to continue the Partnership’s operations may be impacted.

ARP’s revolving credit facility is currently in the process of its semi-annual redetermination.  Based on projected market conditions, continued declines in commodity prices and recent conversations with its administrative agent, ARP expects that its borrowing base will be redetermined to a level below its outstanding borrowings as of March 31, 2016.  If ARP’s borrowing base is redetermined below its current outstanding borrowings and ARP is unable to repay the deficiency or deposit additional collateral to eliminate such deficiency, or if ARP experiences any other event of default on its debt obligations, or if other debt agreements cross-default, and the lenders accelerate the maturity of any other outstanding debts, the MGP, may not have sufficient liquidity to continue the Partnership’s operations, and as a result, there would be substantial doubt regarding the Partnership’s ability to continue as a going concern.

The condensed financial statements, which are unaudited, except for the balance sheet at December 31, 2015, which is derived from audited financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 may not necessarily be indicative of the results of operations for the year ended December 31, 2016.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The natural gas industry principally conducts its business by processing actual transactions as many as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented for the three months ended March 31, 2016 and 2015 represent actual results in all material respects.

Gas and Oil Properties

The following is a summary of gas and oil properties at the dates indicated:

	March 31, 2016	December 31, 2015
Proved properties:
Leasehold interests	$5,301,300	$5,301,300
Wells and related equipment	159,436,400	159,436,400
Total natural gas and oil properties	164,737,700	164,737,700
Accumulated depletion and impairment	(138,531,800)	(138,115,500)
Gas and oil properties, net	$26,205,900	$26,622,200

As a result of the recent significant declines in commodity prices and associated recorded impairment charges, remaining net book value of gas and oil properties on our balance sheet at March 31, 2016 and December 31, 2015 was primarily related to the estimated salvage value of such properties.  The estimated salvage values were based on the MGP’s historical experience in determining such values.

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

NOTE 3 - DERIVATIVE INSTRUMENTS

The MGP, on behalf of the Partnership, uses a number of different derivative instruments, principally put contracts, in connection with the partnership’s commodity price risk management activities. The Partnership does not apply hedge accounting to any of its derivative instruments. As a result, gains and losses associated with derivative instruments are recognized in earnings.

The Partnership enters into commodity put contracts to achieve more predictable cash flows by hedging the Partnership’s exposure to changes in commodity prices. At any point in time, such contracts may include regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the physical delivery of the commodity. These contracts have been recorded at their fair values.

The Partnership reflected net derivative assets on its balance sheets of $672,300 and $799,500 at March 31, 2016 and December 31, 2015, respectively.

The following table summarizes the gains or losses recognized within the statements of operations for derivative instruments previously designated as cash flow hedges for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
Gains reclassified from accumulated other comprehensive income into natural gas and oil revenues	$(900)	$150,200
Gains subsequent to hedge accounting recognized in gain on mark-to-market derivatives	$122,400	$75,500

At March 31, 2016, the Partnership had the following commodity derivatives:

Natural Gas Fixed Price Swaps - Limited Partners

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset(2)
	(MMBtu)(1)	(per MMBtu)(1)
2016	172,300	$4.46	$384,800

Natural Gas Put Options - Limited Partners

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset(2)
	(MMBtu)(1)	(per MMBtu)(1)
2016	149,400	$4.15	$287,500

Limited Partner’s Commodity Derivatives, net			$672,300

(1)“MMBtu” represents million British Thermal Units.

(2)Fair value based on forward NYMEX natural gas prices, as applicable.

At March 31, 2016, the MGP had a secured hedge facility agreement with a syndicate of banks under which the Partnership has the ability to enter into derivative contracts to manage its exposure to commodity price movements. Under the MGP’s revolving credit facility, the Partnership is required to utilize this secured hedge facility for future commodity risk management activity. The Partnership’s obligations under the facility are secured by mortgages on its gas and oil properties and first priority security interests in substantially all of its assets and are guaranteed by the MGP. The MGP administers the commodity price risk management activity for the Partnership under the secured hedge facility. The secured hedge facility agreement contains covenants that limit the Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of its assets. As of March 31, 2016, only the Partnership’s natural gas swaps are included in the secured hedge facility.

As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three months ended March 31, 2016 and 2015 for hedge ineffectiveness.

Accumulated Other Comprehensive Income

As a result of the put options, swaps and the unrealized gains recognized in income in prior periods due to natural gas and oil property impairments, the Partnership recorded a net deferred gain on its balance sheet in accumulated other comprehensive income of $2,900 as of March 31, 2016. Included in accumulated other comprehensive income are unrealized gains of $184,600, net of the MGP interest, that were recognized in income as a result of gas and oil property impairments during prior periods. During the three months ended March 31, 2016, $18,700 of net losses were recorded by the Partnership and allocated only to the limited partners. Of the remaining $2,900 of net unrealized gain in accumulated other comprehensive income, the Partnership will reclassify $2,900 of net gains to the Partnership’s statements of operations over the next twelve month period.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership uses a market approach fair value methodology to value the assets and liabilities for its outstanding derivative contracts. The fair value of a financial instrument depends on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. The Partnership separates the fair value of its financial instruments into three levels (Levels 1, 2 and 3) based on its assessment of the availability of observable market data and the significance of non-observable data used to determine fair value.  As of March 31, 2016 and December 31, 2015, all derivative financial instruments were classified as Level 2.

Information for assets measured at fair value at March 31, 2016 and December 31, 2015 was as follows:

	Level 1	Level 2	Level 3	Total
As of March 31, 2016
Derivative assets, gross
Commodity swaps	$-	$384,800	$-	$384,800
Commodity puts	-	287,500	-	287,500
Total derivative assets, gross	$-	$672,300	$-	$672,300

	Level 1	Level 2	Level 3	Total
As of December 31, 2015
Derivative assets, gross
Commodity swaps	$-	$447,200	$-	$447,200
Commodity puts	-	352,300	-	352,300
Total derivative assets, gross	$-	$799,500	$-	$799,500

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

The following table provides information with respect to these costs and the periods incurred.

	Three Months Ended March 31,
	2016	2015
Administrative fees	$16,800	$18,400
Supervision fees	182,300	214,400
Transportation fees	123,400	231,800
Direct costs	679,100	645,700
Total	$1,001,600	$1,110,300

The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP.

Subordination by Managing General Partner

Under the terms of the Partnership Agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to the benefit of the limited partners for an amount equal to at least 12% of their net subscriptions in the first 12-month subordination period, 10% of their net subscriptions in each of the next three 12-month subordination periods, and 8% of their net subscriptions in the fifth 12-month subordination period determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution to the limited partners (March 2011) and 60 months from that date. The MGP subordinated $51,000 and $287,100 of its net production revenues to the limited partners for the three months ended March 31, 2016 and 2015, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of March 31, 2016, the MGP has withheld $57,800 of net production revenue for future plugging and abandonment costs.

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

General

Atlas Resources Series 28-2010 L.P. is a Delaware limited partnership, formed on April 1, 2010 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Atlas Resource Partners, L.P. (“ARP”) (NYSE: ARP). Unless the context otherwise requires, references to “the Partnership,” “we,” “us” and “our”, refer to Atlas Resources Series 28-2010 L.P.

Atlas Energy Group, LLC manages ARP’s operations and activities through its ownership of the ARP’s general partner interest.

We have drilled and currently operate wells located in Pennsylvania, Tennessee, Indiana, and Colorado. We have no employees and rely on our MGP for management, which in turn, relies on its parent company, Atlas Energy Group, for administrative services.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well, to cover the estimated future plugging and abandonment costs of the well. As of March 31, 2016, our MGP has withheld $57,800 of net production revenues for this purpose.

Markets and Competition

The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in gas and oil producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our MGP is responsible for selling our production. During 2016 and 2015, we experienced no problems in selling our natural gas and oil. Product availability and price are the principal means of competing in selling natural gas and oil production. While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry.

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended March 31,
	2016	2015
Production revenues (in thousands):
Gas	$1,151	$2,366
Production volumes:
Gas (mcf/day) (1)	8,291	9,770
Average sales prices (2)
Gas (per mcf) (1) (3)	$1.60	$2.86
Production costs:
As a percent of revenues	84%	45%
Per mcfe (1)	$1.28	$1.22
Depletion per mcfe	$0.55	$0.68

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of six mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing after adjusting for the effect of previously recognized gains resulting from prior period impairment charges.
(3)

Average gas prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $58,400 and $146,000 for the three months ended March 31, 2016 and 2015, respectively.

Natural Gas Revenues. Our natural gas revenues were $1,151,200 and $2,365,900 for the three months ended March 31, 2016 and 2015, respectively, a decrease of $1,214,700 (51%). The $1,214,700 decrease in natural gas revenues for the three months ended March 31, 2016 as compared to the prior year similar period was attributable to a $878,900 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions, and a $335,800 decrease in production volumes. Our production volumes decreased to 8,291 mcf per day for the three months ended March 31, 2016 from 9,770 mcf per day for the three months ended March 31, 2015, a decrease of 1,479 mcf per day (15%). The overall decrease in natural gas production volumes for the three months ended March 31, 2016 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well.

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

We recognized a gain on mark-to-market derivatives of $122,400 and $75,500 for the three months ended March 31, 2016 and 2015, respectively. These gains were due to mark-to-market gains in the current year primarily related to the change in natural gas prices during the periods.

Costs and Expenses. Production expenses were $968,000 and $1,076,200 for the three months ended March 31, 2016 and 2015, respectively, a decrease of $108,200 (10%). This decrease was primarily due to a decrease in transportation costs due to the decline in revenue.

Depletion of gas and oil properties as a percentage of gas and oil revenues was 36% and 25% for the three months ended March 31, 2016 and 2015, respectively. This change was primarily attributable to changes in gas and oil reserve quantities and to a lesser extent, revenues, product prices and production volumes and changes in the depletable cost basis of gas and oil properties.

General and administrative expenses for the three months ended March 31, 2016 and 2015 were $33,600 and $34,200, respectively, a decrease of $600 (2%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP and vary from period to period due to the costs charged to us and services provided to us.

Liquidity and Capital Resources

We are generally limited to the amount of funds generated by the cash flows from our operations, which we believe is adequate to fund future operations and distributions to our partners. Historically, there has been no need to borrow funds from our MGP to fund operations.

The natural gas, oil and natural gas liquids commodity price markets have suffered significant declines throughout 2015 and have continued to decline and remain low in 2016. The extreme ongoing volatility in the energy industry and commodity prices will likely continue to impact our outlook. We have experienced downward revisions of our natural gas and oil reserves volumes and values due to the significant declines in commodity prices. Our MGP continues to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. Our MGP will continue to be opportunistic and aggressive in managing our cost structure and, in turn, liquidity to meet our operating needs. To the extent commodity prices remain low or decline further, or we experience other disruptions in the industry, our ability to fund its operations and make distributions may be further impacted, and could result in our MGP’s decision to liquidate our operations.

If, however, the MGP were to decide to liquidate our operations, the liquidation valuation of the Partnership’s assets and liabilities would be determined by an independent expert. It is possible that based on such determination, we would not be able to make any liquidation distributions to our limited partners. A liquidation could result in the transfer of the post-liquidation assets and liabilities of the Partnership to the MGP and would occur without any further contributions from or distributions to the limited partners.

Historically, there has been no need to borrow funds from the MGP to fund operations as the cash flow from the Partnership’s operations have been adequate to fund its obligations and distributions to its partners. However, the recent significant declines in commodity prices may make it uneconomical for the Partnership to produce its wells until they are depleted as the Partnership originally intended. To the extent commodity prices remain low or decline further, ARP experiences disruptions in the financial markets impacting its respective longer-term access to or cost of capital, or ARP experiences any of the other impacts to its liquidity discussed below, the MGP’s ability to continue the Partnership’s operations may be impacted.

ARP’s revolving credit facility is currently in the process of its semi-annual redetermination.  Based on projected market conditions, continued declines in commodity prices and recent conversations with its administrative agent, ARP expects that its borrowing base will be redetermined to a level below its outstanding borrowings as of March 31, 2016.  If ARP’s borrowing base is redetermined below its current outstanding borrowings and ARP is unable to repay the deficiency or deposit additional collateral to eliminate such deficiency, or if ARP experiences any other event of default on its debt obligations, or if other debt agreements cross-default, and the lenders accelerate the maturity of any other outstanding debts, the MGP, may not have sufficient liquidity to continue the Partnership’s operations, and as a result, there would be substantial doubt regarding the Partnership’s ability to continue as a going concern.

Cash provided by operating activities decreased $1,061,900 for the quarter ended March 31, 2016 to $381,800 as compared to $1,443,700 for the quarter ended March 31, 2015. This decrease in was due to a decrease in net earnings before depletion, impairment, and accretion of $1,059,000 and a decrease in the change in accounts receivable trade-affiliate of $306,800.  This decrease was partially offset by increase in the non-cash gain (loss) on derivative value of $205,400, an increase in the change in accrued liabilities of $95,700, and an increase in the change in asset retirement receivable-affiliate of $2,800 for the quarter ended March 31, 2016 as compared to the quarter ended March 31, 2015.

Cash provided by investing activities decreased $150,000, for the three months ended March 31, 2016 to $0, from $150,000 for the three months ended March 31, 2015. This decrease was due to a change in proceeds from the sale of oil and gas properties.

Cash used in financing activities decreased $1,030,600 during the three months ended March 31, 2016 to $563,000 from $1,593,600 for the three months ended March 31, 2015. This decrease was due to a decrease in cash distributions to partners.

Our MGP may withhold funds for future plugging and abandonment costs. Through March 31, 2016, our MGP has withheld $57,800 of funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow at any one time may not at any time exceed 5% of our total subscriptions and we will not borrow from third-parties.

Critical Accounting Policies

For a more complete discussion of the accounting policies and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ATLAS RESOURCES SERIES 28-2010 L.P.

	By:	Atlas Resources, LLC, its
Managing General Partner

Date: May 23, 2016	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chief Executive Officer and President of the Managing General Partner

Date: May 23, 2016	By:	/s/JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Financial Officer of the Managing General Partner