Form 10-Q
period 2016-09-30
Atlas Resources Series 28-2010 L.P.
filed 2016-11-21
CIK 1487561

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

ATLAS RESOURCES SERIES 28-2010 L.P.

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS RESOURCES SERIES 28-2010 L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$116,900	$181,200
Accounts receivable trade-affiliate	1,154,300	1,068,400
Current portion of derivative assets	83,100	799,500
Total current assets	1,354,300	2,049,100
Gas and oil properties, net	25,361,900	26,622,200
Long-term asset retirement receivable-affiliate	92,600	40,400
Total assets	$26,808,800	$28,711,700
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$195,100	$181,600
Put premiums payable-affiliate	-	162,700
Total current liabilities	195,100	344,300
Asset retirement obligations	3,920,300	3,793,000
Commitments and contingencies (Note 6)
Partners’ capital:
Managing general partner’s interest	3,886,300	3,905,600
Limited partners’ interest (7,500 units)	18,806,700	20,665,000
Accumulated other comprehensive income	400	3,800
Total partners’ capital	22,693,400	24,574,400
Total liabilities and partners’ capital	$26,808,800	$28,711,700

See accompanying notes to condensed financial statements.

ATLAS RESOURCES SERIES 28-2010 L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Natural gas	$1,462,500	$1,545,500	$3,771,000	$5,542,800
Gain on mark-to-market derivatives	12,900	276,600	1,100	448,900
Total revenues	1,475,400	1,822,100	3,772,100	5,991,700
COSTS AND EXPENSES
Production	921,700	987,300	2,671,300	3,339,900
Depletion	418,000	602,100	1,244,000	1,846,400
Impairment	-	6,320,500	-	6,320,500
Accretion of asset retirement obligations	42,500	55,000	127,300	165,000
General and administrative	32,800	35,000	99,600	104,200
Total costs and expenses	1,415,000	7,999,900	4,142,200	11,776,000
Operating income (loss)	60,400	(6,177,800)	(370,100)	(5,784,300)
Loss on abandonment of well	-	(212,000)	-	(212,000)
Net income (loss)	$60,400	$(6,389,800)	$(370,100)	$(5,996,300)
Allocation of net income (loss):
Managing general partner	$108,200	$(2,193,100)	$134,200	$(1,932,000)
Limited partners	$(47,800)	$(4,196,700)	$(504,300)	$(4,064,300)
Net loss per limited partnership unit	$(6)	$(560)	$(67)	$(542)

See accompanying notes to condensed financial statements.

ATLAS RESOURCES SERIES 28-2010 L.P.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$60,400	$(6,389,800)	$(370,100)	$(5,996,300)
Other comprehensive loss:
Difference in estimated hedge receivable	-	(133,700)	-	(213,900)
Reclassification adjustment to net income (loss) of mark-to-market gains on cash flow hedges	(1,400)	(16,400)	(3,400)	(42,800)
Total other comprehensive loss	(1,400)	(150,100)	(3,400)	(256,700)
Comprehensive income (loss)	$59,000	$(6,539,900)	$(373,500)	$(6,253,000)

See accompanying notes to condensed financial statements.

ATLAS RESOURCES SERIES 28-2010 L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED

September 30, 2016

(Unaudited)

	Managing General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2015	$3,905,600	$20,665,000	$3,800	$24,574,400
Participation in revenues, costs and expenses:
Net production revenues	433,500	666,200	-	1,099,700
Gain on mark-to-market derivatives	-	1,100	-	1,100
Depletion	(214,000)	(1,030,000)	-	(1,244,000)
Accretion of asset retirement obligations	(47,800)	(79,500)	-	(127,300)
General and administrative	(37,500)	(62,100)	-	(99,600)
Net income (loss)	134,200	(504,300)	-	(370,100)
Other comprehensive loss	-	-	(3,400)	(3,400)
Subordination	(126,700)	126,700	-	-
Distributions to partners	(26,800)	(1,480,700)	-	(1,507,500)
Balance at September 30, 2016	$3,886,300	$18,806,700	$400	$22,693,400

See accompanying notes to condensed financial statements.

ATLAS RESOURCES SERIES 28-2010 L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(370,100)	$(5,996,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	1,244,000	1,846,400
Impairment	-	6,320,500
Non-cash loss on derivative value	550,300	(15,100)
Accretion of asset retirement obligations	127,300	165,000
Loss on abandonment of well	-	212,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable trade-affiliate	(85,900)	1,731,100
Decrease (increase) in asset retirement receivable-affiliate	(52,200)	29,000
Increase (decrease) in accrued liabilities	13,500	(300)
Asset retirement obligations settled	-	(481,300)
Net cash provided by operating activities	1,426,900	3,911,000
Cash flows from investing activities:
Proceeds from the sale of tangible equipment	16,300	71,200
Proceeds from the sale of gas and oil properties	-	150,000
Net cash provided by investing activities	16,300	221,200
Cash flows from financing activities:
Distributions to partners	(1,507,500)	(4,132,200)
Net cash used in financing activities	(1,507,500)	(4,132,200)
Net change in cash	(64,300)	-
Cash beginning of period	181,200	-
Cash at end of period	$116,900	$-

See accompanying notes to condensed financial statements.

ATLAS RESOURCES SERIES 28-2010 L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas Resources Series 28-2010 L.P. (the “Partnership”) is a Delaware limited partnership, formed on April 1, 2010 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Titan Energy, LLC (“Titan”). Titan is an independent developer and producer of natural gas, crude oil, and natural gas liquids, with operations in basins across the United States. Titan is a leading sponsor and manager of tax-advantaged investment partnerships, in which it co-invests to finance a portion of its natural gas and oil production activities.

Atlas Energy Group, LLC (“Atlas Energy Group”; OTC: ATLS) is a publicly traded company and operates Titan and the MGP through a 2% preferred member interest in Titan.

The Partnership has drilled and currently operates wells located in Pennsylvania, Tennessee, Indiana and Colorado. We have no employees and rely on our MGP for management, which in turn, relies on Atlas Energy Group for administrative services.

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

The condensed financial statements, which are unaudited, except for the balance sheet at December 31, 2015, which is derived from audited financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 may not necessarily be indicative of the results of operations for the year ended December 31, 2016.

Atlas Resource Partners, L.P. Restructuring and Chapter 11 Bankruptcy Proceedings

On July 25, 2016, Atlas Resource Partners, L.P. (“ARP”) and certain of its subsidiaries, including the MGP, and Atlas Energy Group, solely with respect to certain sections thereof, entered into a restructuring support agreement with ARP’s lenders (the “Restructuring Support Agreement”) to support ARP’s restructuring that reduced debt on its balance sheet (the “Restructuring”) pursuant to a pre-packaged plan of reorganization (the “Plan”).

On July 27, 2016, ARP and certain of its subsidiaries, including the MGP, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The cases commenced thereby were being jointly administered under the caption “In re: ATLAS RESOURCE PARTNERS, L.P., et al.”

ARP and the MGP operated the Partnership’s businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and the orders of the Bankruptcy Court. Under the Plan, all suppliers, vendors, employees, royalty owners, trade partners and landlords were unimpaired and will be satisfied in full in the ordinary course of business, and the MGP’s existing trade contracts and terms were maintained. To assure ordinary course operations, ARP and the MGP obtained interim approval from the Bankruptcy Court on a variety of “first day” motions, including motions seeking authority to use cash collateral on a consensual basis, pay wages and benefits for individuals who provide services to the Partnership, and pay vendors, oil and gas obligations and other creditor claims in the ordinary course of business.

The Partnership was not a party to the Restructuring Support Agreement. The ARP Restructuring did not materially impact the MGP or its ability to perform as the managing general partner and operator of the Partnership’s operations. In June 2016, the MGP transferred $380,900 of funds to the Partnership based on projected monthly distributions to its limited partners over the next several months to ensure accessible distribution funding coverage in accordance with the Partnership’s operations and partnership agreements in the event the MGP experienced a prolonged restructuring period as the MGP performs all administrative and management functions for the Partnership. As of September 30, 2016, the Partnership has used these funds for distributions. On July 26, 2016, the MGP adopted certain amendments to our partnership agreement, in accordance with the MGP’s ability to amend our partnership agreement to cure an ambiguity in or correct or supplement any provision of our partnership agreement as may be inconsistent with any other provision, to provide that bankruptcy and insolvency events, such as the MGP’s Chapter 11 filing, with respect to the managing general partner would not cause the managing general partner to cease to serve as the managing general partner of the Partnership nor cause the termination of the Partnership.

Atlas Energy Group was not a party to the ARP Restructuring. Atlas Energy Group remains controlled by the same ownership group and management team and thus, the ARP Restructuring did not have a material impact on the ability of Atlas Energy Group management to operate ARP or the other Atlas Energy Group businesses.

On August 26, 2016, an order confirming ARP’s Plan was entered by the Bankruptcy Court.  On September 1, 2016, ARP’s Plan became effective and ARP emerged as Titan.

Liquidity, Capital Resources and Ability to Continue as a Going Concern

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted the Partnership’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on the Partnership’s liquidity position. In addition, the Partnership has experienced significant downward revisions of its natural gas and oil reserves volumes and values due to the declines in commodity prices. The MGP continues to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be strategic in managing the Partnership’s cost structure and, in turn, liquidity to meet its operating needs. To the extent commodity prices remain low or decline further, or the Partnership experiences other disruptions in the industry, the Partnership’s ability to fund its operations and make distributions may be further impacted, and could result in the liquidation of the Partnership’s operations.

Historically, there has been no need to borrow funds from the MGP to fund operations as the cash flow from the Partnership’s operations have been adequate to fund its obligations and distributions to its partners. However, the recent significant declines in commodity prices have challenged the Partnership’s ability to fund its operations and may make it uneconomical for the Partnership to produce its wells until they are depleted as the Partnership originally intended. Accordingly, these conditions may raise substantial doubt about the Partnership’s ability to continue as a going concern.

If the Partnership is not able to continue as a going concern, the Partnership will liquidate.  If the Partnership’s operations are liquidated, a valuation of the Partnership’s assets and liabilities would be determined by an independent expert in accordance with the partnership agreement. It is possible that based on such determination, the Partnership would not be able to make any liquidation distributions to its limited partners. A liquidation could result in the transfer of the post-liquidation assets and liabilities of the Partnership to the MGP and would occur without any further contributions from or distributions to the limited partners.

The significant risks and uncertainties related to the Partnership’s ability to fund its operations may raise substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Partnership cannot continue as a going concern, adjustments to the carrying values and classification of the Partnership’s assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Liquidity and Capital Resources of the MGP

The MGP’s primary sources of liquidity are cash generated from operations, capital raised through its drilling partnership program, and borrowings under its credit facilities.  The MGP’s primary cash requirements are operating expenses, debt service including interest, and capital expenditures.

The MGP has historically funded its operations, acquisitions and cash distributions primarily through cash generated from operations, amounts available under its credit facilities and equity and debt offerings. The MGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted the MGP’s revenues, earnings and cash flows. Sustained low commodity prices could have a material and adverse effect on the MGP’s liquidity position. In addition, challenges with the MGP’s ability to raise capital through its drilling partnership program, either as a result of downturn in commodity prices or other difficulties affecting the fundraising channel, could negatively impact the MGP’s ability to remain in compliance with the covenants under its credit facilities.

If the MGP is unable to remain in compliance with the covenants under its credit facilities, absent relief from its lenders, as applicable, the MGP may be forced to repay or refinance such indebtedness. Upon the occurrence of an event of default, the lenders under the MGP’s credit facilities, as applicable, could elect to declare all amounts outstanding immediately due and payable and the lenders could terminate all commitments to extend further credit. If an event of default occurs (including if the MGPs’s borrowing base is redetermined below its current outstanding borrowings and they are unable to repay the deficiency or deposit additional collateral to eliminate such deficiency), or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, the MGP will not have sufficient liquidity to repay all of its outstanding indebtedness, and as a result, there would be substantial doubt regarding the MGP’s ability to continue as a going concern.

The MGP continually monitors the capital markets and our capital structure and may make changes to its capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening its balance sheet, meeting its debt service obligations and/or achieving cost efficiency.  For example, the MGP could pursue options such as refinancing, restructuring or reorganizing its indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address its liquidity concerns and high debt levels.

The MGP also continues to implement various cost saving measures to reduce its capital, operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be opportunistic and aggressive in managing its cost structure and, in turn, its liquidity to meet its capital and operating needs. The MGP cannot provide any assurances that any of these efforts will be successful or will result in cost reductions or cash flows or the timing of any such cost reductions or additional cash flows. It is also possible additional adjustments to the MGP’s plan and outlook may occur based on market conditions and its needs at that time, which could include selling assets, seeking additional partners to develop its assets, and/or reducing its planned capital program.  In addition, to the extent commodity prices remain low or decline further, or the MGP experiences disruptions in its longer-term access to or cost of capital, the MGP’s ability to fund future capital expenditures, growth projects or the Partnership’s operations may be further impacted.

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

Gas and Oil Properties

The following is a summary of gas and oil properties at the dates indicated:

	September 30, 2016	December 31, 2015
Proved properties:
Leasehold interests	$5,301,300	$5,301,300
Wells and related equipment	159,420,100	159,436,400
Total natural gas and oil properties	164,721,400	164,737,700
Accumulated depletion and impairment	(139,359,500)	(138,115,500)
Gas and oil properties, net	$25,361,900	$26,622,200

Recently Issued Accounting Standards

In February 2016, the FASB updated the accounting guidance related to leases. The updated accounting guidance requires lessees to recognize a lease asset and liability at the commencement date of all leases (with the exception of short-term leases), initially measured at the present value of the lease payments.  The updated guidance is effective for the Partnership as of January 1, 2019 and requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest period presented.  The Partnership is currently in the process of determining the impact that the updated accounting guidance will have on its financial statements.

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

The Partnership reflected net derivative assets on its balance sheets of $83,100 and $799,500 at September 30, 2016 and December 31, 2015, respectively.

The following table summarizes the commodity derivative activity and presentation in the condensed statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Gains reclassified from accumulated other comprehensive income into natural gas and oil revenues	$1,400	$16,400	$3,400	$42,800
Gains subsequent to hedge accounting recognized in gain on mark-to-market derivatives	$12,900	$276,600	$1,100	$448,900

At September 30, 2016, the Partnership had the following commodity derivatives:

Natural Gas Fixed Price Swaps - Limited Partners

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset(2)
	(MMBtu)(1)	(per MMBtu)(1)
2016	57,400	$4.46	$83,100

(1)“MMBtu” represents million British Thermal Units.

(2)Fair value based on forward NYMEX natural gas prices, as applicable.

(3)The production volume for 2016 include the remaining three months of 2016 beginning October 1, 2016.

At September 30, 2016, the MGP had a secured hedge facility agreement with a syndicate of banks under which the Partnership has the ability to enter into derivative contracts to manage its exposure to commodity price movements. Under the MGP’s revolving credit facility, the Partnership is required to utilize this secured hedge facility for future commodity risk management activity. The Partnership’s obligations under the facility are secured by mortgages on its gas and oil properties and first priority security interests in substantially all of its assets and are guaranteed by the MGP. The MGP administers the commodity price risk management activity for the Partnership under the secured hedge facility. The secured hedge facility agreement contains covenants that limit the Partnership’s ability to incur indebtedness, grant liens, make loans or investments, make distributions if a default under the secured hedge facility agreement exists or would result from the distribution, merge into or consolidate with other persons, enter into commodity or interest rate swap agreements that do not conform to specified terms or that exceed specified amounts, or engage in certain asset dispositions, including a sale of all or substantially all of its assets. As of September 30, 2016, only the Partnership’s natural gas swaps are included in the secured hedge facility.

An event of default occurred under the secured hedging facility agreement upon the MGP’s filing of voluntary petitions for relief under Chapter 11. The lenders under the secured hedge facility agreed to forbear from exercising remedies in respect of such event of default while the Chapter 11 filings were pending and, upon occurrence of the effective date of the Plan contemplated by the Restructuring Support Agreement, such event of default was no longer be deemed to exist or to continue under the secured hedge facility.

In addition, it will be an event of default under the MGP’s revolving credit facility if the MGP breaches an obligation governed by the secured hedge facility, and the effect of such breach is to cause amounts owing under swap agreements governed by the secured hedge facility to become immediately due and payable.

Pursuant to the Restructuring Support Agreement, ARP completed the sale of substantially all of its commodity hedge positions on July 25, 2016 and July 26, 2016, which included the put contracts allocated to the Partnership.  As of September 30, 2016, the value allocated to the Partnership is $26,600, net of put premiums of $67,600, which is recorded in accounts receivable trade – affiliate.  The put contract value, net of the put premiums, was distributed to the partnership in October 2016.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership uses a market approach fair value methodology to value its outstanding derivative contracts. The fair value of a financial instrument depends on a number of factors, including the availability of observable market data over the contractual term of the underlying instrument. The Partnership separates the fair value of its financial instruments into three levels (Levels 1, 2 and 3) based on its assessment of the availability of observable market data and the significance of non-observable data used to determine fair value.  As of September 30, 2016 and December 31, 2015, all derivative financial instruments were classified as Level 2.

Information for assets measured at fair value at September 30, 2016 and December 31, 2015 was as follows:

	Level 1	Level 2	Level 3	Total
As of September 30, 2016
Derivative assets, gross
Commodity swaps	$-	$83,100	$-	$83,100
Commodity puts	-	-	-	-
Total derivative assets, gross	$-	$83,100	$-	$83,100

	Level 1	Level 2	Level 3	Total
As of December 31, 2015
Derivative assets, gross
Commodity swaps	$-	$447,200	$-	$447,200
Commodity puts	-	352,300	-	352,300
Total derivative assets, gross	$-	$799,500	$-	$799,500

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

The following table provides information with respect to these costs and the periods incurred.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Administrative fees	$16,300	$18,100	$49,500	$54,800
Supervision fees	175,100	207,300	529,800	632,700
Transportation fees	140,600	147,000	401,100	558,400
Direct costs	622,500	649,900	1,790,500	2,198,200
Total	$954,500	$1,022,300	$2,770,900	$3,444,100

The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s condensed balance sheets includes the net production revenues due from the MGP.

Subordination by Managing General Partner

Under the terms of the Partnership Agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to the benefit of the limited partners for an amount equal to at least 12% of their net subscriptions in the first 12-month subordination period, 10% of their net subscriptions in each of the next three 12-month subordination periods, and 8% of their net subscriptions in the fifth 12-month subordination period determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution to the limited partners (March 2011) and 60 months from that date. The MGP subordinated $126,700 of its net production revenues to the limited partners for the nine months ended September 30, 2016.

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

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of September 30, 2016, the MGP has withheld $92,600 of net production revenue for future plugging and abandonment costs.

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

General

Atlas Resources Series 28-2010 L.P. is a Delaware limited partnership, formed on April 1, 2010 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Titan Energy, LLC. Titan is an independent developer and producer of natural gas, crude oil, and natural gas liquids, with operations in basins across the United States. Titan is a leading sponsor and manager of tax-advantaged investment partnerships, in which it co-invests to finance a portion of its natural gas and oil production activities.

Atlas Energy Group, LLC (“Atlas Energy Group”; OTC: ATLS) is a publicly traded company and operates Titan and the MGP through a 2% preferred member interest in Titan.

We have drilled and currently operate wells located in Pennsylvania, Tennessee, Indiana, and Colorado. We have no employees and rely on our MGP for management, which in turn, relies on Atlas Energy Group, for administrative services.

We intend to continue to produce our wells until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. We expect that no other wells will be drilled and no additional funds will be required for drilling.

Atlas Resource Partners, L.P. Restructuring and Chapter 11 Bankruptcy Proceedings

On July 25, 2016, Atlas Resource Partners, L.P. (“ARP”) and certain of its subsidiaries, including the MGP, and Atlas Energy Group, solely with respect to certain sections thereof, entered into a restructuring support agreement with ARP’s lenders (the “Restructuring Support Agreement”) to support ARP’s restructuring that reduced debt on its balance sheet (the “Restructuring”) pursuant to a pre-packaged plan of reorganization (the “Plan”).

On July 27, 2016, ARP and certain of its subsidiaries, including the MGP, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The cases commenced thereby were jointly administered under the caption “In re: ATLAS RESOURCE PARTNERS, L.P., et al.”

ARP and the MGP operated the Partnership’s businesses as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and the orders of the Bankruptcy Court. Under the Plan, all suppliers, vendors, employees, royalty owners, trade partners and landlords were unimpaired and will be satisfied in full in the ordinary course of business, and the MGP’s existing trade contracts and terms were maintained. To assure ordinary course operations, ARP and the MGP obtained interim approval from the Bankruptcy Court on a variety of “first day” motions, including motions seeking authority to use cash collateral on a consensual basis, pay wages and benefits for individuals who provide services to the Partnership, and pay vendors, oil and gas obligations and other creditor claims in the ordinary course of business.

The Partnership was not a party to the Restructuring Support Agreement. The ARP Restructuring did not materially impact the MGP or its ability to perform as the managing general partner and operator of the Partnership’s operations. In June 2016, the MGP transferred $380,900 of funds to the Partnership based on projected monthly distributions to its limited partners over the next several months to ensure accessible distribution funding coverage in accordance with the Partnership’s operations and partnership agreement in the event the MGP experienced a prolonged restructuring period as the MGP performs all administrative and management functions for the Partnership. As of September 30, 2016, the Partnership has used these funds for distributions. On July 26, 2016, the MGP adopted certain amendments to our partnership agreement, in accordance with the MGP’s ability to amend our partnership agreement to cure an ambiguity in or correct or supplement any provision of our partnership agreement as may be inconsistent with any other provision, to provide that bankruptcy and insolvency events, such as the MGP’s Chapter 11 filing, with respect to the managing general partner would not cause the managing general partner to cease to serve as the managing general partner of the Partnership nor cause the termination of the Partnership.

Atlas Energy Group was not a party to the ARP Restructuring. Atlas Energy Group remains controlled by the same ownership group and management team and thus, the ARP Restructuring did not have a material impact on the ability of Atlas Energy Group management to operate ARP or the other Atlas Energy Group businesses.

On August 26, 2016, an order confirming ARP’s Plan was entered by the Bankruptcy Court. On September 1, 2016, ARP’s Plan became effective and ARP emerged as Titan.

Liquidity, Capital Resources and Ability to Continue as a Going Concern

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted the Partnership’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on the Partnership’s liquidity position. In addition, the Partnership has experienced significant downward revisions of its natural gas and oil reserves volumes and values due to the declines in commodity prices. The MGP continues to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be strategic in managing the Partnership’s cost structure and, in turn, liquidity to meet its operating needs. To the extent commodity prices remain low or decline further, or the Partnership experiences other disruptions in the industry, the Partnership’s ability to fund its operations and make distributions may be further impacted, and could result in the liquidation of the Partnership’s operations.

Historically, there has been no need to borrow funds from the MGP to fund operations as the cash flow from the Partnership’s operations have been adequate to fund its obligations and distributions to its partners. However, the recent significant declines in commodity prices have challenged the Partnership’s ability to fund its operations and may make it uneconomical for the Partnership to produce its wells until they are depleted as the Partnership originally intended. Accordingly, these conditions may raise substantial doubt about the Partnership’s ability to continue as a going concern.

If the Partnership is not able to continue as a going concern, the Partnership will liquidate.  If the Partnership’s operations are liquidated, a valuation of the Partnership’s assets and liabilities would be determined by an independent expert in accordance with the partnership agreement. It is possible that based on such determination, the Partnership would not be able to make any liquidation distributions to its limited partners. A liquidation could result in the transfer of the post-liquidation assets and liabilities of the Partnership to the MGP and would occur without any further contributions from or distributions to the limited partners.

The significant risks and uncertainties related to the Partnership’s ability to fund its operations may raise substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Partnership cannot continue as a going concern, adjustments to the carrying values and classification of the Partnership’s assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Liquidity and Capital Resources of the MGP

The MGP’s primary sources of liquidity are cash generated from operations, capital raised through its drilling partnership program, and borrowings under its credit facilities.  The MGP’s primary cash requirements are operating expenses, debt service including interest, and capital expenditures.

The MGP has historically funded its operations, acquisitions and cash distributions primarily through cash generated from operations, amounts available under its credit facilities and equity and debt offerings. The MGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted the MGP’s revenues, earnings and cash flows. Sustained low commodity prices could have a material and adverse effect on the MGP’s liquidity position. In addition, challenges with the MGP’s ability to raise capital through its drilling partnership program, either as a result of downturn in commodity prices or other difficulties affecting the fundraising channel, could negatively impact the MGP’s ability to remain in compliance with the covenants under its credit facilities.

If the MGP is unable to remain in compliance with the covenants under its credit facilities, absent relief from its lenders, as applicable, the MGP may be forced to repay or refinance such indebtedness. Upon the occurrence of an event of default, the lenders under the MGP’s credit facilities, as applicable, could elect to declare all amounts outstanding immediately due and payable and the lenders could terminate all commitments to extend further credit. If an event of default occurs (including if the MGPs’s borrowing base is redetermined below its current outstanding borrowings and they are unable to repay the deficiency or deposit additional collateral to eliminate such deficiency), or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, the MGP will not have sufficient liquidity to repay all of its outstanding indebtedness, and as a result, there would be substantial doubt regarding the MGP’s ability to continue as a going concern.

The MGP continually monitors the capital markets and our capital structure and may make changes to its capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening its balance sheet, meeting its debt service obligations and/or achieving cost efficiency.  For example, the MGP could pursue options such as refinancing, restructuring or reorganizing its indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address its liquidity concerns and high debt levels.

The MGP also continues to implement various cost saving measures to reduce its capital, operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be opportunistic and aggressive in managing its cost structure and, in turn, its liquidity to meet its capital and operating needs. The MGP cannot provide any assurances that any of these efforts will be successful or will result in cost reductions or cash flows or the timing of any such cost reductions or additional cash flows. It is also possible additional adjustments to the MGP’s plan and outlook may occur based on market conditions and its needs at that time, which could include selling assets, seeking additional partners to develop its assets, and/or reducing its planned capital program.  In addition, to the extent commodity prices remain low or decline further, or the MGP experiences disruptions in its longer-term access to or cost of capital, the MGP’s ability to fund future capital expenditures, growth projects or the Partnership’s operations may be further impacted.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well, to cover the estimated future plugging and abandonment costs of the well. As of September 30, 2016, our MGP has withheld $92,600 of net production revenues for this purpose.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Production revenues (in thousands):
Gas	$1,462	$1,545	$3,771	$5,543
Production volumes:
Gas (mcf/day) (1)	8,156	9,569	8,190	9,897
Average sales prices (2)
Gas (per mcf) (1) (3)	$2.03	$1.92	$1.77	$2.22
Production costs:
As a percent of revenues	63%	64%	71%	60%
Per mcfe (1)	$1.23	$1.12	$1.19	$1.24
Depletion per mcfe	$0.55	$0.68	$0.55	$0.68

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of nine mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing after adjusting for the effect of previously recognized gains resulting from prior period impairment charges.
(3)

Average gas prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $63,400 and $141,700 for the three months ended September 30, 2016 and 2015, respectively. Previously recognized derivative gains were $192,700 and $443,100 for the nine months ended September 30, 2016 and 2015, respectively.

Natural Gas Revenues. Our natural gas revenues were $1,462,500 and $1,545,500 for the three months ended September 30, 2016 and 2015, respectively, a decrease of $83,000 (5%). The $83,000 decrease in natural gas revenues for the three months ended September 30, 2016 as compared to the prior year similar period was attributable to a $228,200 decrease in production volumes partially offset by a $145,200 increase in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions. Our production volumes decreased to 8,156 mcf per day for the three months ended September 30, 2016 from 9,569 mcf per day for the three months ended September 30, 2015, a decrease of 1,413 mcf per day (15%). The overall decrease in natural gas production volumes for the three months ended September 30, 2016 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well.

Our natural gas revenues were $3,771,000 and $5,542,800 for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $1,771,800 (32%). The $1,771,800 decrease in natural gas revenues for the nine months ended September 30, 2016 as compared to the prior year similar period was attributable to a $939,100 decrease in production volumes and a $832,700 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions. Our production volumes decreased to 8,190 Mcf per day for the nine months ended September 30, 2016 from 9,897 Mcf per day for the nine months ended September 30, 2015, a decrease of 1,707 Mcf per day (17%). The overall decrease in natural gas production volumes for the nine months ended September 30, 2016 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well.

Gain on Mark-to-Market Derivatives. We recognize changes in fair value of our derivatives immediately within gain on mark-to-market derivatives on our condensed statements of operations.

We recognized a gain on mark-to-market derivatives of $12,900 and $276,600 for the three months ended September 30, 2016 and 2015, respectively. We recognized a gain on mark-to-market derivatives of $1,100 and $448,900 for the nine months ended September 30, 2016 and 2015, respectively. These gains were due to mark-to-market gains in the current year primarily related to the change in natural gas prices during the periods.

Costs and Expenses. Production expenses were $921,700 and $987,300 for the three months ended September 30, 2016 and 2015, respectively, a decrease of $65,600 (7%). Production expenses were $2,671,300 and $3,339,900 for the nine months ended September 30, 2016 and 2015, respectively, a decrease of $668,600 (20%). This decrease was primarily due to a decrease in transportation costs and other direct costs.

Depletion of gas and oil properties as a percentage of gas and oil revenues was 29% and 39% for the three months ended September 30, 2016 and 2015, respectively, and 33% for each of the nine month periods ended September 30, 2016 and 2015. This change was primarily attributable to changes in gas and oil reserve quantities and to a lesser extent, revenues, product prices and production volumes and changes in the depletable cost basis of gas and oil properties.

General and administrative expenses for the three months ended September 30, 2016 and 2015 were $32,800 and $35,000, respectively, a decrease of $2,200 (6%). For the nine months ended September 30, 2016 and 2015, these expenses were $99,600 and $104,200, respectively, a decrease of $4,600 (4%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP and vary from period to period due to the costs charged to us and services provided to us.

Liquidity, Capital Resources and Ability to Continue as a Going Concern

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted the Partnership’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on the Partnership’s liquidity position. In addition, the Partnership has experienced significant downward revisions of its natural gas and oil reserves volumes and values due to the declines in commodity prices. The MGP continues to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be strategic in managing the Partnership’s cost structure and, in turn, liquidity to meet its operating needs. To the extent commodity prices remain low or decline further, or the Partnership experiences other disruptions in the industry, the Partnership’s ability to fund its operations and make distributions may be further impacted, and could result in the liquidation of the Partnership’s operations.

Historically, there has been no need to borrow funds from the MGP to fund operations as the cash flow from the Partnership’s operations have been adequate to fund its obligations and distributions to its partners. However, the recent significant declines in commodity prices have challenged the Partnership’s ability to fund its operations and may make it uneconomical for the Partnership to produce its wells until they are depleted as the Partnership originally intended. Accordingly, these conditions may raise substantial doubt about the Partnership’s ability to continue as a going concern.

If the Partnership is not able to continue as a going concern, the Partnership will liquidate.  If the Partnership’s operations are liquidated, a valuation of the Partnership’s assets and liabilities would be determined by an independent expert in accordance with the partnership agreement. It is possible that based on such determination, the Partnership would not be able to make any liquidation distributions to its limited partners. A liquidation could result in the transfer of the post-liquidation assets and liabilities of the Partnership to the MGP and would occur without any further contributions from or distributions to the limited partners.

The significant risks and uncertainties related to the Partnership’s ability to fund its operations may raise substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Partnership cannot continue as a going concern, adjustments to the carrying values and classification of the Partnership’s assets and liabilities and the reported amounts of income and expenses could be required and could be material.

Liquidity and Capital Resources of the MGP

The MGP’s primary sources of liquidity are cash generated from operations, capital raised through its drilling partnership program, and borrowings under its credit facilities.  The MGP’s primary cash requirements are operating expenses, debt service including interest, and capital expenditures.

The MGP has historically funded its operations, acquisitions and cash distributions primarily through cash generated from operations, amounts available under its credit facilities and equity and debt offerings. The MGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and have continued to decline and remain low in 2016. These lower commodity prices have negatively impacted the MGP’s revenues, earnings and cash flows. Sustained low commodity prices could have a material and adverse effect on the MGP’s liquidity position. In addition, challenges with the MGP’s ability to raise capital through its drilling partnership program, either as a result of downturn in commodity prices or other difficulties affecting the fundraising channel, could negatively impact the MGP’s ability to remain in compliance with the covenants under its credit facilities.

If the MGP is unable to remain in compliance with the covenants under its credit facilities, absent relief from its lenders, as applicable, the MGP may be forced to repay or refinance such indebtedness. Upon the occurrence of an event of default, the lenders under the MGP’s credit facilities, as applicable, could elect to declare all amounts outstanding immediately due and payable and the lenders could terminate all commitments to extend further credit. If an event of default occurs (including if the MGPs’s borrowing base is redetermined below its current outstanding borrowings and they are unable to repay the deficiency or deposit additional collateral to eliminate such deficiency), or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, the MGP will not have sufficient liquidity to repay all of its outstanding indebtedness, and as a result, there would be substantial doubt regarding the MGP’s ability to continue as a going concern.

The MGP continually monitors the capital markets and our capital structure and may make changes to its capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening its balance sheet, meeting its debt service obligations and/or achieving cost efficiency.  For example, the MGP could pursue options such as refinancing, restructuring or reorganizing its indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address its liquidity concerns and high debt levels.

The MGP also continues to implement various cost saving measures to reduce its capital, operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be opportunistic and aggressive in managing its cost structure and, in turn, its liquidity to meet its capital and operating needs. The MGP cannot provide any assurances that any of these efforts will be successful or will result in cost reductions or cash flows or the timing of any such cost reductions or additional cash flows. It is also possible additional adjustments to the MGP’s plan and outlook may occur based on market conditions and its needs at that time, which could include selling assets, seeking additional partners to develop its assets, and/or reducing its planned capital program.  In addition, to the extent commodity prices remain low or decline further, or the MGP experiences disruptions in its longer-term access to or cost of capital, the MGP’s ability to fund future capital expenditures, growth projects or the Partnership’s operations may be further impacted.

Cash Flows Overview

Cash provided by operating activities decreased $2,484,100 for the nine months ended September 30, 2016 to $1,426,900 as compared to $3,911,000 for the nine months ended September 30, 2015. This decrease was due to a decrease in the change in accounts receivable trade-affiliate of $1,817,000, a decrease in net earnings before depletion, accretion, impairment and non cash loss on derivative value of $669,000, a decrease in loss on abandonment of well of $212,000, and a decrease in the change in asset retirement receivable-affiliate of $81,200.  This decrease was partially offset by an increase in the change in asset retirement obligation settled of $481,300 and an increase in the change in accrued liabilities of $13,800 for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Cash provided by investing activities decreased $204,900 for the nine months ended September 30, 2016 to $16,300 from $221,200 for the nine months ended September 30, 2015. This decrease was due to a decrease in proceeds from the sale of oil and gas properties of $150,000 and a decrease in the proceeds for the sale of tangible equipment of $54,900.

Cash used in financing activities decreased $2,624,700 during the nine months ended September 30, 2016 to $1,507,500 from $4,132,200 for the nine months ended September 30, 2015. This decrease was due to a decrease in cash distributions to partners.

Our MGP may withhold funds for future plugging and abandonment costs. Through September 30, 2016, our MGP has withheld $92,600 of funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow at any one time may not at any time exceed 5% of our total subscriptions and we will not borrow from third-parties.

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ATLAS RESOURCES SERIES 28-2010 L.P.

	By:	Atlas Resources, LLC, its
Managing General Partner

Date: November 21, 2016	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chief Executive Officer and President of the Managing General Partner

Date: November 21, 2016	By:	/s/JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Financial Officer of the Managing General Partner