Form 10-Q
period 2017-06-30
Atlas Resources Series 28-2010 L.P.
filed 2017-08-14
CIK 1487561

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

ATLAS RESOURCES SERIES 28-2010 L.P.

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS RESOURCES SERIES 28-2010 L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$12,100	$171,800
Accounts receivable trade-affiliate	1,725,900	1,223,800
Sales proceeds receivable-affiliate	17,800	-
Total current assets	1,755,800	1,395,600
Gas and oil properties, net	23,495,100	24,494,800
Long-term asset retirement receivable-affiliate	195,800	110,000
Total assets	$25,446,700	$26,000,400
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$156,900	$206,300
Total current liabilities	156,900	206,300
Asset retirement obligations	3,523,400	3,956,700
Commitments and contingencies (Note 4)
Partners’ capital:
Managing general partner’s interest	3,846,600	3,691,000
Limited partners’ interest (7,500 units)	17,919,800	18,146,400
Total partners’ capital	21,766,400	21,837,400
Total liabilities and partners’ capital	$25,446,700	$26,000,400

See accompanying notes to condensed financial statements.

ATLAS RESOURCES SERIES 28-2010 L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES
Natural gas	$1,942,100	$1,157,300	$3,962,100	$2,308,500
Loss on mark-to-market derivatives	-	(134,200)	-	(11,800)
Total revenues	1,942,100	1,023,100	3,962,100	2,296,700
COSTS AND EXPENSES
Production	996,600	781,600	1,835,800	1,749,600
Depletion	436,700	409,700	867,000	826,000
Accretion of asset retirement obligations	44,500	42,400	89,000	84,800
General and administrative	33,400	33,200	66,400	66,800
Total costs and expenses	1,511,200	1,266,900	2,858,200	2,727,200
Operating income (loss)	430,900	(243,800)	1,103,900	(430,500)
Gain on sale of oil and gas properties	514,500	-	514,500	-
Net income (loss)	$945,400	$(243,800)	$1,618,400	$(430,500)
Allocation of net income (loss):
Managing general partner	$419,500	$50,800	$751,500	$26,000
Limited partners	$525,900	$(294,600)	$866,900	$(456,500)
Net income (loss) per limited partnership unit	$71	$(39)	$116	$(61)

See accompanying notes to condensed financial statements.

ATLAS RESOURCES SERIES 28-2010 L.P.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$945,400	$(243,800)	$1,618,400	$(430,500)
Other comprehensive loss:
Reclassification adjustment to net income (loss) of mark-to-market gains on cash flow hedges	-	(1,100)	-	(2,000)
Total other comprehensive loss	-	(1,100)	-	(2,000)
Comprehensive income (loss)	$945,400	$(244,900)	$1,618,400	$(432,500)

See accompanying notes to condensed financial statements.

ATLAS RESOURCES SERIES 28-2010 L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Managing General Partner	Limited Partners	Total
Balance at December 31, 2016	$3,691,000	$18,146,400	$21,837,400
Participation in revenues, costs and expenses:
Net production revenues	799,300	1,327,000	2,126,300
Gain on sale of gas and oil properties	178,000	336,500	514,500
Depletion	(167,400)	(699,600)	(867,000)
Accretion of asset retirement obligations	(33,400)	(55,600)	(89,000)
General and administrative	(25,000)	(41,400)	(66,400)
Net income	751,500	866,900	1,618,400
Distributions to partners	(595,900)	(1,093,500)	(1,689,400)
Balance at June 30, 2017	$3,846,600	$17,919,800	$21,766,400

See accompanying notes to condensed financial statements.

ATLAS RESOURCES SERIES 28-2010 L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$1,618,400	$(430,500)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion	867,000	826,000
Non-cash loss on derivative value	-	430,400
Accretion of asset retirement obligations	89,000	84,800
Gain on sale of gas and oil properties – Niobrara	(514,500)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable trade-affiliate	(502,100)	417,000
Increase in asset retirement receivable-affiliate	(85,800)	(34,800)
Increase in accounts payable trade-affiliate	-	130,700
Increase (decrease) in accrued liabilities	15,800	(20,400)
Asset retirement obligations settled	(4,300)	-
Net cash provided by operating activities	1,483,500	1,403,200
Cash flows from investing activities:
Proceeds from the sale of tangible equipment	46,200	16,300
Net cash provided by investing activities	46,200	16,300
Cash flows from financing activities:
Distributions to partners	(1,689,400)	(1,094,100)
Net cash used in financing activities	(1,689,400)	(1,094,100)
Net change in cash	(159,700)	325,400
Cash beginning of period	171,800	181,200
Cash at end of period	$12,100	$506,600

Sales proceeds receivable	$17,800	$-

Write-off accrued property taxes associated with sale of Colorado properties	$(65,200)	$-

See accompanying notes to condensed financial statements.

ATLAS RESOURCES SERIES 28-2010 L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas Resources Series 28-2010 L.P. (the “Partnership”) is a Delaware limited partnership, formed on April 1, 2010 with Atlas Resources, LLC serving as its Managing General Partner (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Titan Energy, LLC (“Titan”). Titan is an independent developer and producer of natural gas, crude oil, and natural gas liquids, with operations in basins across the United States. Titan also sponsors and manages tax-advantaged investment partnerships, in which it co-invests to finance a portion of its natural gas and oil production activities. Titan is the successor to the business and operations of Atlas Resource Partners, L.P. (“ARP”), a Delaware limited partnership organized in 2012. Unless the context otherwise requires, references below to “the Partnership,” “we,” “us,” “our” and “our company”, refer to Atlas Resources Series 28-2010 L.P.

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

Liquidity, Capital Resources and Ability to Continue as a Going Concern

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners. Historically, there has been no need to borrow funds from the MGP to fund operations as the cash flow from the Partnership’s operations had been adequate to fund its obligations and distributions to its partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and continue to remain low in 2017. These lower commodity prices have negatively impacted the Partnership’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on the Partnership’s liquidity position and may make it uneconomical for the Partnership to produce its wells until they are depleted as the Partnership originally intended. In addition, the Partnership has experienced significant downward revisions of its natural gas and oil reserves volumes and values due to the declines in commodity prices. The MGP continues to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be strategic in managing the Partnership’s cost structure and, in turn, liquidity to meet its operating needs. To the extent commodity prices remain low or decline further, or the Partnership experiences other disruptions in the industry, the Partnership’s ability to fund its operations and make distributions may be further impacted, and could result in the liquidation of the Partnership’s operations.

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

The MGP has historically funded its operations, acquisitions and cash distributions primarily through cash generated from operations, amounts available under Titan’s credit facilities and equity and debt offerings. The MGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and continue to remain low in 2017. These lower commodity prices have negatively impacted the MGP’s revenues, earnings and cash flows. Sustained low commodity prices could have a material and adverse effect on the MGP’s liquidity position. In addition, challenges with the MGP’s ability to raise capital through its drilling partnership program, either as a result of downturn in commodity prices or other difficulties affecting the fundraising channel, have negatively impacted Titan’s and the MGP’s ability to remain in compliance with the covenants under its credit facilities.

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

On May 4, 2017, Titan entered into a definitive purchase and sale agreement (the “Purchase Agreement”) to sell its conventional Appalachia and Marcellus assets to Diversified Gas & Oil, PLC (“Diversified”), for $84.2 million. The transaction includes the sale of approximately 8,400 oil and gas wells across Pennsylvania, Ohio, Tennessee, New York and West Virginia, along with the associated infrastructure (the “Appalachian Assets”).  On June 30, 2017, Titan completed a majority of the Appalachian Assets sale for net cash proceeds of $65.6 million, which included customary preliminary purchase price adjustments, all of which was used to repay a portion of the outstanding indebtedness under its first lien credit facility. Effective on June 30, 2017, the MGP delegated operational activities to an affiliate of Diversified for the Partnership’s natural gas wells in Pennsylvania. Titan expects to complete the remainder of the Appalachia Assets sale for additional cash proceeds of approximately $11.4 million by September 2017, which will be used to repay a portion of outstanding borrowings under its first lien credit facility.

On June 12, 2017, Titan entered into a definitive agreement to sell its 25% interest in Rangely Field to an affiliate of Merit Energy Company, LLC for $105 million. On August 7, 2017, Titan completed the sale of Rangely Field for net cash proceeds of $103.5 million, which included customary preliminary purchase price adjustments, all of which was used to repay a portion of the outstanding indebtedness under its first lien credit facility and significantly improved Titan’s first lien credit facility metrics by fulfilling its borrowing base step down to $330 million, which is scheduled to occur on August 31, 2017.

Titan continually monitors the capital markets and the MGP’s capital structure and may make changes to its capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening its balance sheet, meeting its debt service obligations and/or achieving cost efficiency. For example, Titan could pursue options such as refinancing, restructuring or reorganizing its indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address its liquidity concerns and high debt levels. Titan is evaluating various options, but there is no certainty that Titan will be able to implement any such options, and cannot provide any assurances that any refinancing or changes in its debt or equity capital structure would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all, and such options may result in a wide range of outcomes for Titan’s stakeholders. In addition, Titan expects that it will continue to sell a significant amount of non-core assets in the near future to comply with the requirements of its first lien credit facility amendment and to attempt to enhance its liquidity. However, there is no guarantee that the proceeds Titan receives for any asset sale will satisfy the repayment requirements under its first lien credit facility.

Titan’s Appalachia Divestiture

Among other things, the Purchase Agreement includes the sale of Titan’s indirect interests in the assets and liabilities associated with the Partnership’s natural gas and oil wells in Pennsylvania to be transferred to DGOC Series 28, L.P., a newly formed entity and currently a subsidiary of the Partnership (“DGOC”), for which Atlas Resources serves as its managing general partner.  We refer to this transfer as the “separation.”

Following the satisfaction of a number of additional conditions, including, among others, the U.S. Securities and Exchange Commission (“SEC”) declaring the DGOC’s registration statement on Form 10 effective, the separation will be accomplished through a transaction in which all of the natural gas and oil development and production assets of the Partnership located in Pennsylvania will be transferred to DGOC. After the separation, the Partnership will distribute to its unit holders, on a pro rata basis, common units representing one hundred percent of the limited partner interest in DGOC. In connection with the completion of the separation and distribution, the MGP will transfer its limited partner and general partner interests in DGOC (the “DGOC equity interests”) to an entity expected to be named DGOC Partnership Holdings II, LLC (“DGOC Holdings”) formed as a wholly owned subsidiary of Titan to serve as DGOC’s new managing general partner (the “DGOC MGP”).  Following the completion of the separation and distribution and the transfer of the DGOC equity interests to the DGOC MGP, the equity interests of the DGOC MGP will be transferred to Diversified and Diversified will own the managing general partner of the DGOC. In accordance with accounting standards related to the presentation of long-lived assets to be disposed of other than by sale, the Partnership continues to classify its Appalachia Assets as held and used in its condensed financial statements and will continue to do so until such assets are disposed of.

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

Derivative Instruments

The Partnership’s MGP entered into certain financial contracts to manage the Partnership’s exposure to movement in commodity prices. On January 1, 2015, the Partnership discontinued hedge accounting through de-designation for all of its existing commodity derivatives which were qualified as hedges. As such, subsequent changes in fair value after December 31, 2014 of these derivatives were recognized immediately within gain (loss) on mark-to-market derivatives in the Partnership’s statements of operations, while the fair values of the instruments recorded in accumulated other comprehensive income as of December 31, 2014 were reclassified to the statements of operations in the periods in which the respective derivative contracts settled. During the three and six months ended June 30, 2017, the Partnership did not have any derivative activity as all derivative contracts have matured.  During the three and six months ended June 30, 2016, the Partnership recorded $1,100 and $2,000, respectively, as a gain reclassified from accumulated other comprehensive income into natural gas revenues and $134,200 and $11,800, respectively, as a loss subsequent to hedge accounting recognized in loss on mark-to-market derivatives.

Gas and Oil Properties

The following is a summary of gas and oil properties at the dates indicated:

	June 30, 2017	December 31, 2016
Proved properties:
Leasehold interests	$2,797,400	$5,301,300
Wells and related equipment	144,673,500	159,420,100
Total natural gas and oil properties	147,470,900	164,721,400
Accumulated depletion and impairment	(123,975,800)	(140,226,600)
Gas and oil properties, net	$23,495,100	$24,494,800

Upon the sale or retirement of a complete or partial unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to accumulated depletion.  During the six months ended June 30, 2017, one well was plugged and abandoned and the related cost of $1,818,000 was reclassified to accumulated depletion.

Upon the sale of an entire interest where the property had been assessed for impairment, a gain or loss is recognized in the statements of operations. On June 23, 2017, the Partnership sold its oil and gas properties with a net book value of $86,500 in the Niobrara Shale geological formation located in Colorado for $17,800. Cash proceeds from the sale will be distributed to the partnership unit holders in accordance with the terms of the partnership agreement. As a result of the sale, $15,432,500 of oil and gas properties, $15,346,000 of accumulated depletion and impairment, $65,200 of accrued property taxes and $518,000 of asset retirement obligations were removed from the partnership accounts resulting in a net gain of $514,500.

Recently Issued Accounting Standards

In May 2014, the FASB updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. We intend to adopt the new standard using the modified retrospective method, which is expected to have an immaterial impact to our financial statements. The accounting guidance will require that our revenue recognition policy disclosures include further detail regarding our performance obligations as to the nature, amount, timing, and estimates of revenue and cash flows generated from our contracts with customers.

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

The following table provides information with respect to these costs and the periods incurred.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Administrative fees	$16,200	$16,400	$32,200	$33,200
Supervision fees	172,400	172,400	337,600	354,700
Transportation fees	187,300	137,100	389,300	260,500
Direct costs	654,100	488,900	1,143,100	1,168,000
Total	$1,030,000	$814,800	$1,902,200	$1,816,400

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

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of June 30, 2017, the MGP has withheld $195,800 of net production revenue for future plugging and abandonment costs.  Effective on June 30, 2017, the MGP delegated operational activities to an affiliate of Diversified for the Partnership’s natural gas wells in Pennsylvania.

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

General

Atlas Resources Series 28-2010 L.P. is a Delaware limited partnership, formed on April 1, 2010 with Atlas Resources, LLC serving as its Managing General Partner (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Titan Energy, LLC (“Titan”). Titan is an independent developer and producer of natural gas, crude oil, and natural gas liquids, with operations in basins across the United States. Titan also sponsors and manages tax-advantaged investment partnerships, in which it co-invests to finance a portion of its natural gas and oil production activities. Titan is the successor to the business and operations of Atlas Resource Partners, L.P. (“ARP”), a Delaware limited partnership organized in 2012. Unless the context otherwise requires, references below to “the Partnership,” “we,” “us,” “our” and “our company”, refer to Atlas Resources Series 28-2010 L.P.

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

Liquidity, Capital Resources and Ability to Continue as a Going Concern

The Partnership is generally limited to the amount of funds generated by the cash flow from its operations to fund its obligations and make distributions, if any, to its partners. Historically, there has been no need to borrow funds from the MGP to fund operations as the cash flow from the Partnership’s operations had been adequate to fund its obligations and distributions to its partners. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and continue to remain low in 2017. These lower commodity prices have negatively impacted the Partnership’s revenues, earnings and cash flows. Sustained low commodity prices will have a material and adverse effect on the Partnership’s liquidity position and may make it uneconomical for the Partnership to produce its wells until they are depleted as the Partnership originally intended. In addition, the Partnership has experienced significant downward revisions of its natural gas and oil reserves volumes and values due to the declines in commodity prices. The MGP continues to implement various cost saving measures to reduce the Partnership’s operating and general and administrative costs, including renegotiating contracts with contractors, suppliers and service providers, reducing the number of staff and contractors and deferring and eliminating discretionary costs. The MGP will continue to be strategic in managing the Partnership’s cost structure and, in turn, liquidity to meet its operating needs. To the extent commodity prices remain low or decline further, or the Partnership experiences other disruptions in the industry, the Partnership’s ability to fund its operations and make distributions may be further impacted, and could result in the liquidation of the Partnership’s operations.

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

The MGP has historically funded its operations, acquisitions and cash distributions primarily through cash generated from operations, amounts available under Titan’s credit facilities and equity and debt offerings. The MGP’s future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of 2014 and continue to remain low in 2017. These lower commodity prices have negatively impacted the MGP’s revenues, earnings and cash flows. Sustained low commodity prices could have a material and adverse effect on the MGP’s liquidity position. In addition, challenges with the MGP’s ability to raise capital through its drilling partnership program, either as a result of downturn in commodity prices or other difficulties affecting the fundraising channel, have negatively impacted Titan’s and the MGP’s ability to remain in compliance with the covenants under its credit facilities.

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

On May 4, 2017, Titan entered into a definitive purchase and sale agreement (the “Purchase Agreement”) to sell its conventional Appalachia and Marcellus assets to Diversified Gas & Oil, PLC (“Diversified”), for $84.2 million. The transaction includes the sale of approximately 8,400 oil and gas wells across Pennsylvania, Ohio, Tennessee, New York and West Virginia, along with the associated infrastructure (the “Appalachian Assets”).  On June 30, 2017, Titan completed a majority of the Appalachian Assets sale for net cash proceeds of $65.6 million, which included customary preliminary purchase price adjustments, all of which was used to repay a portion of the outstanding indebtedness under its first lien credit facility. Effective on June 30, 2017, the MGP delegated operational activities to an affiliate of Diversified for the Partnership’s natural gas wells in Pennsylvania. Titan expects to complete the remainder of the Appalachia Assets sale for additional cash proceeds of approximately $11.4 million by September 2017, which will be used to repay a portion of outstanding borrowings under its first lien credit facility.

On June 12, 2017, Titan entered into a definitive agreement to sell its 25% interest in Rangely Field to an affiliate of Merit Energy Company, LLC for $105 million. On August 7, 2017, Titan completed the sale of Rangely Field for net cash proceeds of $103.5 million, which included customary preliminary purchase price adjustments, all of which was used to repay a portion of the outstanding indebtedness under its first lien credit facility and significantly improved Titan’s first lien credit facility metrics by fulfilling its borrowing base step down to $330 million, which is scheduled to occur on August 31, 2017.

Titan continually monitors the capital markets and the MGP’s capital structure and may make changes to its capital structure from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity, strengthening its balance sheet, meeting its debt service obligations and/or achieving cost efficiency. For example, Titan could pursue options such as refinancing, restructuring or reorganizing its indebtedness or capital structure or seek to raise additional capital through debt or equity financing to address its liquidity concerns and high debt levels. Titan is evaluating various options, but there is no certainty that Titan will be able to implement any such options, and cannot provide any assurances that any refinancing or changes in its debt or equity capital structure would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all, and such options may result in a wide range of outcomes for Titan’s stakeholders. In addition, Titan expects that it will continue to sell a significant amount of non-core assets in the near future to comply with the requirements of its first lien credit facility amendment and to attempt to enhance its liquidity. However, there is no guarantee that the proceeds Titan receives for any asset sale will satisfy the repayment requirements under its first lien credit facility.

Titan’s Appalachia Divestiture

Among other things, the Purchase Agreement includes the sale of Titan’s indirect interests in the assets and liabilities associated with the Partnership’s natural gas and oil wells in Pennsylvania to be transferred to DGOC Series 28, L.P., a newly formed entity and currently a subsidiary of the Partnership (“DGOC”), for which Atlas Resources serves as its managing general partner.  We refer to this transfer as the “separation.”

Following the satisfaction of a number of additional conditions, including, among others, the U.S. Securities and Exchange Commission (“SEC”) declaring the DGOC’s registration statement on Form 10 effective, the separation will be accomplished through a transaction in which all of the natural gas and oil development and production assets of the Partnership located in Pennsylvania will be transferred to DGOC. After the separation, the Partnership will distribute to its unit holders, on a pro rata basis, common units representing one hundred percent of the limited partner interest in DGOC. In connection with the completion of the separation and distribution, the MGP will transfer its limited partner and general partner interests in DGOC (the “DGOC equity interests”) to an entity expected to be named DGOC Partnership Holdings II, LLC (“DGOC Holdings”) formed as a wholly owned subsidiary of Titan to serve as DGOC’s new managing general partner (the “DGOC MGP”).  Following the completion of the separation and distribution and the transfer of the DGOC equity interests to the DGOC MGP, the equity interests of the DGOC MGP will be transferred to Diversified and Diversified will own the managing general partner of the DGOC. In accordance with accounting standards related to the presentation of long-lived assets to be disposed of other than by sale, the Partnership continues to classify its Appalachia Assets as held and used in its condensed financial statements and will continue to do so until such assets are disposed of.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well, to cover the estimated future plugging and abandonment costs of the well. As of June 30, 2017, our MGP has withheld $195,800 of net production revenues for this purpose. Effective on June 30, 2017, the MGP delegated operational activities to an affiliate of Diversified for the Partnership’s natural gas wells in Pennsylvania.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Production revenues (in thousands):
Gas	$1,942	$1,157	$3,962	$2,308
Production volumes:
Gas (mcf/day) (1)	7,502	8,124	7,351	8,208
Average sales prices (2)
Gas (per mcf) (1) (3)	$2.88	$1.66	$2.98	$1.63
Production costs:
As a percent of revenues	51%	68%	46%	76%
Per mcfe (1)	$1.48	$1.06	$1.38	$1.17
Depletion per mcfe	$0.65	$0.55	$0.65	$0.55

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of nine mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing.
(3)

Average gas prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $68,600 and $127,000 for the three and six months ended June 30, 2016, respectively.

Natural Gas Revenues. Our natural gas revenues were $1,942,100 and $1,157,300 for the three months ended June 30, 2017 and 2016, respectively, an increase of $784,800 (68%). The $784,800 increase in natural gas revenues for the three months ended June 30, 2017 as compared to the prior year similar period was attributable to an $885,200 increase in our natural gas sales prices which were driven by market conditions, partially offset by a $100,400 decrease in production volumes. Our production volumes decreased to 7,502 mcf per day for the three months ended June 30, 2017 from 8,124 mcf per day for the three months ended June 30, 2016, a decrease of 622 mcf per day (8%). The overall decrease in natural gas production volumes for the three months ended June 30, 2017 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well.

Our natural gas revenues were $3,962,100 and $2,308,500 for the six months ended June 30, 2017 and 2016, respectively, an increase of $1,653,600 (72%). The $1,653,600 increase in natural gas revenues for the six months ended June 30, 2017 as compared to the prior year similar period was attributable to a $1,905,900 increase in our natural gas sales prices which were driven by market conditions, partially offset by a $252,300 decrease in production volumes. Our production volumes decreased to 7,351 mcf per day for the six months ended June 30, 2017 from 8,208 mcf per day for the six months ended June 30, 2016, a decrease of 857 mcf per day (10%). The overall decrease in natural gas production volumes for the six months ended June 30, 2017 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well.

Gain on Mark-to-Market Derivatives. We recognized changes in fair value of our derivatives immediately within gain on mark-to-market derivatives on our condensed statements of operations. As of December 31, 2016, all derivative contracts have matured and we have not entered into any new contracts.

We recognized a loss on mark-to-market derivatives of $134,200 and $11,800 for the three and six months ended June 30, 2016. These losses were due to mark-to-market losses primarily related to the change in natural gas prices during the period.

Costs and Expenses. Production expenses were $996,600 and $781,600 for the three months ended June 30, 2017 and 2016, respectively, an increase of $215,000 (28%).  Production expenses were $1,835,800 and 1,749,600 for the six months ended June 30, 2017 and 2016, respectively, an increase of $86,200 (5%).  The increases are mostly attributable to an increase in transportation fees as a result of an increase in natural gas revenues.

Depletion of gas and oil properties as a percentage of gas and oil revenues was 22% and 35% for the three months ended June 30, 2017 and 2016, respectively, and 22% and 36% for the six months ended June 30, 2017 and 2016, respectively. This change was primarily attributable to changes in gas and oil reserve quantities and to a lesser extent, revenues, product prices and production volumes and changes in the depletable cost basis of gas and oil properties.

General and administrative expenses for the three months ended June 30, 2017 and 2016 were $33,400 and $33,200, respectively, an increase of $200 (1%). For the six months ended June 30, 2017 and 2016, these expenses were $66,400 and $66,800, respectively, a decrease of $400 (1%).  These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP and vary from period to period due to the costs charged to us and services provided to us.

Cash Flows Overview. Cash flows from operating activities consists of $1,483,500 and $1,403,200 for the six months ended June 30, 2017 and 2016, respectively, of net cash provided by operating activities for cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production, lease operating expenses, gathering, processing and transportation expenses, severance taxes, general and administrative expenses.

Cash flows from investing activities consists of $46,200 and $16,300 of net cash provided by the proceeds for the sale of tangible equipment for the six months ended June 30, 2017 and 2016 respectively.

Cash used in financing activities increased $595,300 during the six months ended June 30, 2017 to $1,689,400 from $1,094,100 for the six months ended June 30, 2016. This increase was due to an increase in cash distributions to partners.

Our MGP may withhold funds for future plugging and abandonment costs. Through June 30, 2017, our MGP has withheld $195,800 of funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow at any one time may not at any time exceed 5% of our total subscriptions and we will not borrow from third-parties.

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ATLAS RESOURCES SERIES 28-2010 L.P.

	By:	Atlas Resources, LLC, its
Managing General Partner

Date: August 14, 2017	By:	/s/ FREDRICK M. STOLERU
Fredrick M. Stoleru, Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: August 14, 2017	By:	/s/JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Financial Officer of the Managing General Partner