Form 10-Q
period 2017-09-30
Atlas Resources Series 28-2010 L.P.
filed 2017-11-20
CIK 1487561

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

ATLAS RESOURCES SERIES 28-2010 L.P.

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS RESOURCES SERIES 28-2010 L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$255,400	$171,800
Accounts receivable trade-affiliate	497,900	567,500
Current assets held for sale (Note 3)	-	656,300
Total current assets	753,300	1,395,600
Gas and oil properties, net	4,160,300	4,658,300
Long-term asset retirement receivable-affiliate	306,000	85,200
Non-current assets held for sale (Note 3)	-	19,861,300
Total assets	$5,219,600	$26,000,400
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$164,000	$191,000
Current liabilities held for sale (Note 3)	-	15,300
Total current liabilities	164,000	206,300
Asset retirement obligations	1,767,200	2,258,600
Non-current liabilities held for sale (Note 3)	-	1,698,100
Commitments and contingencies (Note 5)
Partners’ capital:
Managing general partner’s interest	1,071,310	3,691,000
Limited partners’ interest (7,500 units)	2,217,090	18,146,400
Total partners’ capital	3,288,400	21,837,400
Total liabilities and partners’ capital	$5,219,600	$26,000,400

See accompanying notes to condensed financial statements.

ATLAS RESOURCES SERIES 28-2010 L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Natural gas	$653,700	$749,500	$2,324,100	$1,859,700
Gain on mark-to-market derivatives	-	3,500	-	15,400
Total revenues	653,700	753,000	2,324,100	1,875,100
COSTS AND EXPENSES
Production	571,800	713,200	1,844,300	2,046,500
Depletion	115,800	82,500	365,300	251,300
Accretion of asset retirement obligations	13,900	18,600	52,200	55,500
General and administrative	9,300	19,500	48,400	59,400
Total costs and expenses	710,800	833,800	2,310,200	2,412,700
Operating (loss) income	(57,100)	(80,800)	13,900	(537,600)
Gain on sale of oil and gas properties	-	-	514,500	-
Net (loss) income from continuing operations	(57,100)	(80,800)	528,400	(537,600)
Net income from discontinued operations	295,300	141,200	1,328,200	167,500
Net income (loss)	$238,200	$60,400	$1,856,600	$(370,100)
Allocation of net income (loss):
Managing general partner	$169,800	$108,200	$927,600	$134,200
Limited partners	$68,400	$(47,800)	$929,000	$(504,300)
Net income (loss) from continuing operations per limited partnership unit	(6)	(9)	43	(98)
Net income (loss) from discontinued operations per limited partnership unit	15	15	80	31

See accompanying notes to condensed financial statements.

ATLAS RESOURCES SERIES 28-2010 L.P.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$238,200	$60,400	$1,856,600	$(370,100)
Other comprehensive loss:
Reclassification adjustment to net loss of mark-to-market gains on cash flow hedges	-	(1,400)	-	(3,400)
Total other comprehensive loss	-	(1,400)	-	(3,400)
Comprehensive income (loss)	$238,200	$59,000	$1,856,600	$(373,500)

See accompanying notes to condensed financial statements.

ATLAS RESOURCES SERIES 28-2010 L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	Managing General Partner	Limited Partners	Total
Balance at December 31, 2016	$3,691,000	$18,146,400	$21,837,400
Participation in revenues, costs and expenses:
Net production revenues	180,400	299,400	479,800
Gain on sale of gas and oil properties	178,000	336,500	514,500
Depletion	(118,100)	(247,200)	(365,300)
Accretion of asset retirement obligations	(19,600)	(32,600)	(52,200)
General and administrative	(18,300)	(30,100)	(48,400)
Net income from continuing operations	202,400	326,000	528,400
Participation in net income from discontinued operations	725,200	603,000	1,328,200
Distributions to partners	(922,900)	(1,610,200)	(2,533,100)
Transfer of interests to DGOC Series 28, L.P. (Note 2)	(2,624,390)	(15,248,110)	(17,872,500)
Balance at September 30, 2017	$1,071,310	$2,217,090	$3,288,400

See accompanying notes to condensed financial statements.

ATLAS RESOURCES SERIES 28-2010 L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$1,856,600	$(370,100)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net income from discontinued operations	(1,328,200)	(167,500)
Depletion	365,300	251,300
Non-cash loss on derivative value	-	182,100
Accretion of asset retirement obligations	52,200	55,500
Gain on sale of gas and oil properties – Niobrara	(514,500)	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable trade-affiliate	69,600	(377,900)
Increase in asset retirement receivable-affiliate	(220,800)	(45,000)
Increase in accrued liabilities	38,200	9,400
Asset retirement obligations settled	(25,600)	-
Net cash provided by (used in) continuing operating activities	292,800	(462,200)
Net cash provided by discontinued operating activities	2,259,900	1,889,100
Net cash provided by operating activities	2,552,700	1,426,900
Cash flows from investing activities:
Proceeds from the sale of tangible equipment	46,200	-
Proceeds received from sale of wells	17,800	16,300
Net cash provided by continuing investing activities	64,000	16,300
Cash flows from financing activities:
Distributions to partners	(2,533,100)	(1,507,500)
Net cash used in financing activities	(2,533,100)	(1,507,500)
Net change in cash	83,600	(64,300)
Cash beginning of period	171,800	181,200
Cash at end of period	$255,400	$116,900

Write-off accrued property taxes associated with sale of Colorado properties	$(65,200)	$-

See accompanying notes to condensed financial statements.

ATLAS RESOURCES SERIES 28-2010 L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas Resources Series 28-2010 L.P. (the “Partnership”) is a Delaware limited partnership, formed on April 1, 2010 with Atlas Resources, LLC serving as its Managing General Partner (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Titan Energy, LLC (“Titan”; OTCQX: TTEN). Titan is an independent developer and producer of natural gas, crude oil, and natural gas liquids, with operations in basins across the United States. Titan also sponsors and manages tax-advantaged investment partnerships, in which it co-invests to finance a portion of its natural gas and oil production activities. Titan is the successor to the business and operations of Atlas Resource Partners, L.P. (“ARP”), a Delaware limited partnership organized in 2012. Unless the context otherwise requires, references below to “the Partnership,” “we,” “us,” “our” and “our company”, refer to Atlas Resources Series 28-2010 L.P.

Atlas Energy Group, LLC (“Atlas Energy Group”; OTCQX: ATLS) is a publicly traded company and manages Titan and the MGP through a 2% preferred member interest in Titan.

The Partnership drilled wells located in Indiana and Colorado and currently operates wells in Indiana. We have no employees and rely on our MGP for management, which in turn, relies on Atlas Energy Group for administrative services.

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

On April 19, 2017, Titan entered into a third amendment to its first lien credit facility. The amendment provides for, among other things, waivers of non-compliance, increases in certain financial covenant ratios and scheduled decreases in Titan’s borrowing base. As part of its overall business strategy, Titan has continued to execute on sales of non-core assets, which include the sale of its Appalachian and Rangely operations. The proceeds of the consummated asset sales were used to repay borrowings under its first lien credit facility. Titan’s strategy is to continue to sell non-core assets to reduce its leverage position, which will also help Titan to comply with the requirements of its first lien credit facility amendment.

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

On June 12, 2017, Titan entered into a definitive agreement to sell its 25% interest in Rangely Field to an affiliate of Merit Energy Company, LLC for $105 million. On August 7, 2017, Titan completed the sale of Rangely Field for net cash proceeds of $103.5 million, which included customary preliminary purchase price adjustments, all of which was used to repay a portion of the outstanding indebtedness under its first lien credit facility and achieve compliance with the requirements to reduce its first lien credit facility borrowings below $360 million as required by August 31, 2017.

On September 27, 2017, the lenders under Titan’s second lien credit facility entered into a letter agreement with Titan and its lenders under the first lien credit facility (the “Extension Letter”). Pursuant to the Extension Letter, the second lien credit facility lenders agreed to extend the 180-day standstill period under the intercreditor agreement (during which the lenders under the second lien credit facility are prevented from pursuing remedies against the collateral securing Titan’s obligations under the second lien credit facility) by an additional 35 days from October 18, 2017 to November 22, 2017. In addition, the extension of the standstill period extends the waiver of certain defaults under the first lien credit facility, which terminates 15 business days prior to the expiration of the standstill period. The parties agreed to extend the standstill period to provide Titan with additional time to negotiate proposed amendments to each of the first lien credit facility and the second lien credit facility.

On September 29, 2017, Titan completed the remainder of the Appalachia Assets sale for additional cash proceeds of $10.4 million, all of which was used to repay a portion of outstanding borrowings under its first lien credit facility.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting and include all adjustments that are necessary for a fair presentation of our results of operations, financial condition and cash flows for the periods shown, including normal, recurring accruals and other items. The results of operations for the interim periods presented are not necessarily indicative of results for the full year. The year-end condensed balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. For a more complete discussion of our accounting policies and certain other information, refer to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Titan’s Appalachia Divestiture

Among other things, the Purchase Agreement included the sale of Titan’s indirect interests in the assets and liabilities associated with the Partnership’s natural gas and oil wells in Pennsylvania and Tennessee that were transferred to DGOC Series 28, L.P., a newly formed entity and former subsidiary of the Partnership (“DGOC”), for which Atlas Resources served as its managing general partner.  We refer to this transfer as the “separation.”

On September 29, 2017, the separation was accomplished through a transaction in which all of the natural gas and oil development and production assets of the Partnership located in Pennsylvania and Tennessee were transferred to DGOC. After the separation, the Partnership distributed to its unit holders, on a pro rata basis, common units representing one hundred percent of the limited partner interest in DGOC. In connection with the completion of the separation and distribution, the MGP transferred its limited partner and general partner interests in DGOC (the “DGOC equity interests”) to DGOC Partnership Holdings II, LLC (“DGOC Holdings”) formed as a wholly owned subsidiary of Titan to serve as DGOC’s new managing general partner (the “DGOC MGP”).  Following the completion of the separation and distribution and the transfer of the DGOC equity interests to the DGOC MGP, the equity interests of the DGOC MGP were transferred to Diversified and Diversified owns the managing general partner of the DGOC.

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

Derivative Instruments

The Partnership’s MGP entered into certain financial contracts to manage the Partnership’s exposure to movement in commodity prices. On January 1, 2015, the Partnership discontinued hedge accounting through de-designation for all of its existing commodity derivatives which were qualified as hedges. As such, subsequent changes in fair value after December 31, 2014 of these derivatives were recognized immediately within gain (loss) on mark-to-market derivatives in the Partnership’s statements of operations, while the fair values of the instruments recorded in accumulated other comprehensive income as of December 31, 2014 were reclassified to the statements of operations in the periods in which the respective derivative contracts settled. During the three and nine months ended September 30, 2017, the Partnership did not have any derivative activity as all derivative contracts have matured.  During the three and nine months ended September 30, 2016, the Partnership recorded $1,400 and $3,400, respectively, as a gain reclassified from accumulated other comprehensive income into natural gas revenues and $3,500 and $15,400, respectively, as a gain subsequent to hedge accounting recognized in loss on mark-to-market derivatives.

Discontinued Operations

A disposal of a component of our entity is classified as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on our operations and financial results.  For components classified as discontinued operations, the balance sheet amounts and results of operations are reclassified from their historical presentation to assets and liabilities held for sale on the condensed balance sheet and to net income (loss) from discontinued operations on the condensed statement of operations for all periods presented. See Note 3 for additional disclosures regarding discontinued operations.

Gas and Oil Properties

The following is a summary of gas and oil properties at the dates indicated:

	September 30, 2017	December 31, 2016
Proved properties:
Leasehold interests	$2,257,300	$4,761,200
Wells and related equipment	54,372,800	69,119,400
Total natural gas and oil properties	56,630,100	73,880,600
Accumulated depletion and impairment	(52,469,800)	(69,222,300)
Gas and oil properties, net	$4,160,300	$4,658,300

Upon the sale or retirement of a complete or partial unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to accumulated depletion.  During the nine months ended September 30, 2017, one well was plugged and abandoned and the related cost of $1,771,854 was reclassified to accumulated depletion.

Upon the sale of an entire interest where the property had been assessed for impairment, a gain or loss is recognized in the statements of operations. On June 23, 2017, the Partnership sold its oil and gas properties with a net book value of $86,500 in the Niobrara Shale geological formation located in Colorado for $17,800. Cash proceeds from the sale was distributed to the partnership unit holders in accordance with the terms of the partnership agreement. As a result of the sale, $15,432,500 of oil and gas properties, $15,346,000 of accumulated depletion and impairment, $65,200 of accrued property taxes and $518,000 of asset retirement obligations were removed from the partnership accounts resulting in a net gain of $514,500.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to leases. The updated accounting guidance requires lessees to recognize a lease asset and liability at the commencement date of all leases (with the exception of short-term leases), initially measured at the present value of the lease payments. The updated guidance is effective for us as of January 1, 2019 and requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest period presented. We are currently in the process of determining the impact that the updated accounting guidance will have on our condensed financial statements.

In May 2014, the FASB updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. We have made progress on our contract reviews and documentation. Substantially all of our revenue is earned pursuant to agreements under which we have currently interpreted one performance obligation, which is satisfied at a point-in-time. We are currently unable to reasonably estimate the expected financial statement impact; however, we do not believe the new accounting guidance will have a material impact on our financial position, results of operations or cash flows. We intend to adopt the new accounting guidance using the modified retrospective method. The new accounting guidance will require that our revenue recognition policy disclosures include further detail regarding our performance obligations as to the nature, amount, timing, and estimates of revenue and cash flows generated from our contracts with customers.

NOTE 3 – DISCONTINUED OPERATIONS

As disclosed in Note 2, on September 29, 2017, Titan completed the remainder of the Appalachia Assets sale, which included the sale of Titan’s indirect interests in the assets and liabilities associated with the Partnership’s natural gas and oil wells in Pennsylvania and Tennessee that were transferred to DGOC.

The Partnership determined that the natural gas and oil wells in Pennsylvania and Tennessee that were transferred to DGOC represent discontinued operations as they constitute a disposal of a group of components and a strategic shift that will have a major effect on the Partnership’s operations and financial results. As a result, the Partnership reclassified the balances and activities of its natural gas and oil wells in Pennsylvania and Tennessee that were transferred to DGOC from their historical presentation to assets and liabilities held for sale on the condensed balance sheet and to net income (loss) from discontinued operations on the condensed statement of operations for all periods presented. Our financial results and cash flows for future periods following the separation, including the Partnership’s ability to make distributions, will be different from historical trends and the differences may be material.

The following table reconciles the major classes of line items from the Partnership’s natural gas and oil wells in Pennsylvania and Tennessee that were transferred to DGOC classified as discontinued operations included within net income (loss) from discontinued operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Natural gas and oil	$876,200	$713,000	$3,167,900	$1,911,300
Gain (loss) on mark-to-market derivatives	-	9,400	-	(14,300)
Total revenues	876,200	722,400	3,167,900	1,897,000

Costs and expenses:
Production	$226,200	$208,500	$789,500	$624,800
Depletion	315,400	335,500	932,900	992,700
Accretion of asset retirement obligations	25,400	23,900	76,100	71,800
General and administrative	13,900	13,300	41,200	40,200
Total costs and expenses	$580,900	$581,200	$1,839,700	$1,729,500

Net income from discontinued operation	$295,300	$141,200	$1,328,200	$167,500

The following table details the major classes of assets and liabilities of the Partnership’s natural gas and oil wells in Pennsylvania and Tennessee that were transferred to DGOC on September 29, 2017 and were classified as held for sale at December 31, 2016:

December 31,
2016

Accounts receivable trade-affiliate	$656,300
Total current assets of discontinued operations held for sale	656,300

Gas and oil properties, net	19,836,500
Long-term asset retirement receivable-affiliate	24,800
Total non-current assets of discontinued operations held for sale	19,861,300
Total assets classified as held for sale	$20,517,600

Accrued liabilities	$15,300
Total current liabilities of discontinued operations held for sale	15,300

Asset retirement obligations	1,698,100
Total non-current liabilities of discontinued operations held for sale	1,698,100
Total liabilities classified as held for sale	$1,713,400

NOTE 4 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under its Partnership Agreement. Administrative costs, which are included in general and administrative expenses in the Partnership’s condensed statements of operations, are payable at $75 per well per month. Monthly well supervision fees, which are included in production expense in the Partnership’s condensed statements of operations are payable at $1,500 per well per month for New Albany wells and for Colorado wells a fee of $400 is charged per well per month for operating and maintaining the wells. Well supervision fees are proportionately reduced to the extent the Partnership does not acquire 100% of the working interest in a well. Transportation fees are included in production expenses in the Partnership’s condensed statements of operations and are generally payable at 16% of the natural gas sales price. Direct costs, which are included in production and general administrative expenses in the Partnership’s statements of operations, are payable to the MGP and its affiliates as reimbursement for all costs expended on the Partnership’s behalf.

The following table provides information with respect to these costs and the periods incurred.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Administrative fees	$3,800	$13,600	$30,600	$41,400
Supervision fees	77,000	140,000	344,400	424,500
Transportation fees	13,200	17,400	36,000	59,100
Direct costs	487,100	561,700	1,481,700	1,580,900
Total	$581,100	$732,700	$1,892,700	$2,105,900

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of September 30, 2017, the MGP has withheld $306,000 of net production revenue for future plugging and abandonment costs. The decision by the MGP to withhold funds for plugging and abandonment may affect the ability of the Partnership to make distributions to partners in future periods.  Effective on June 30, 2017, the MGP delegated operational activities to an affiliate of Diversified for the Partnership’s natural gas wells in Pennsylvania.

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

General

Atlas Resources Series 28-2010 L.P. is a Delaware limited partnership, formed on April 1, 2010 with Atlas Resources, LLC serving as its Managing General Partner (“Atlas Resources” or the “MGP”). Atlas Resources is an indirect subsidiary of Titan Energy, LLC (“Titan”; OTCQX: TTEN). Titan is an independent developer and producer of natural gas, crude oil, and natural gas liquids, with operations in basins across the United States. Titan also sponsors and manages tax-advantaged investment partnerships, in which it co-invests to finance a portion of its natural gas and oil production activities. Titan is the successor to the business and operations of Atlas Resource Partners, L.P. (“ARP”), a Delaware limited partnership organized in 2012. Unless the context otherwise requires, references below to “the Partnership,” “we,” “us,” “our” and “our company”, refer to Atlas Resources Series 28-2010 L.P.

Atlas Energy Group, LLC (“Atlas Energy Group”; OTCQX: ATLS) is a publicly traded company and manages Titan and the MGP through a 2% preferred member interest in Titan.

The Partnership drilled wells located in Indiana and Colorado and currently operate the wells in Indiana. We have no employees and rely on our MGP for management, which in turn, relies on Atlas Energy Group, for administrative services.

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

On April 19, 2017, Titan entered into a third amendment to its first lien credit facility. The amendment provides for, among other things, waivers of non-compliance, increases in certain financial covenant ratios and scheduled decreases in Titan’s borrowing base. As part of its overall business strategy, Titan has continued to execute on sales of non-core assets, which include the sale of its Appalachian and Rangely operations. The proceeds of the consummated asset sales were used to repay borrowings under its first lien credit facility. Titan’s strategy is to continue to sell non-core assets to reduce its leverage position, which will also help Titan to comply with the requirements of its first lien credit facility amendment.

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

On June 12, 2017, Titan entered into a definitive agreement to sell its 25% interest in Rangely Field to an affiliate of Merit Energy Company, LLC for $105 million. On August 7, 2017, Titan completed the sale of Rangely Field for net cash proceeds of $103.5 million, which included customary preliminary purchase price adjustments, all of which was used to repay a portion of the outstanding indebtedness under its first lien credit facility and achieve compliance with the requirements to reduce its first lien credit facility borrowings below $360 million as required by August 31, 2017.

On September 27, 2017, the lenders under Titan’s second lien credit facility entered into a letter agreement with Titan and its lenders under the first lien credit facility (the “Extension Letter”). Pursuant to the Extension Letter, the second lien credit facility lenders agreed to extend the 180-day standstill period under the intercreditor agreement (during which the lenders under the second lien credit facility are prevented from pursuing remedies against the collateral securing Titan’s obligations under the second lien credit facility) by an additional 35 days from October 18, 2017 to November 22, 2017. In addition, the extension of the standstill period extends the waiver of certain defaults under the first lien credit facility, which terminates 15 business days prior to the expiration of the standstill period. The parties agreed to extend the standstill period to provide Titan with additional time to negotiate proposed amendments to each of the first lien credit facility and the second lien credit facility.

On September 29, 2017, Titan completed the remainder of the Appalachia Assets sale for additional cash proceeds of $10.4 million, all of which was used to repay a portion of outstanding borrowings under its first lien credit facility.

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

On September 29, 2017, the separation was accomplished through a transaction in which all of the natural gas and oil development and production assets of the Partnership located in Pennsylvania and Tennessee were transferred to DGOC. After the separation, the Partnership distributed to its unit holders, on a pro rata basis, common units representing one hundred percent of the limited partner interest in DGOC. In connection with the completion of the separation and distribution, the MGP transferred its limited partner and general partner interests in DGOC (the “DGOC equity interests”) to DGOC Partnership Holdings II, LLC (“DGOC Holdings”) formed as a wholly owned subsidiary of Titan to serve as DGOC’s new managing general partner (the “DGOC MGP”).  Following the completion of the separation and distribution and the transfer of the DGOC equity interests to the DGOC MGP, the equity interests of the DGOC MGP were transferred to Diversified and Diversified owns the managing general partner of the DGOC.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our

MGP, as operator, may retain $200 per month, per well, to cover the estimated future plugging and abandonment costs of the well. As of September 30, 2017, our MGP has withheld $306,000 of net production revenues for this purpose. The decision by the MGP to withhold funds for plugging and abandonment may affect the ability of the Partnership to make distributions to partners in future periods. Effective on June 30, 2017, the MGP delegated operational activities to an affiliate of Diversified for the Partnership’s natural gas wells in Pennsylvania.

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

Results of Operations

Discontinued operations. The Partnership determined that the natural gas and oil wells in Pennsylvania and Tennessee that were transferred to DGOC represent discontinued operations as they constitute a disposal of a group of components and a strategic shift that will have a major effect on the Partnership’s operations and financial results. As a result, the Partnership reclassified the balances and activities of its natural gas and oil wells in Pennsylvania and Tennessee that were transferred to DGOC from their historical presentation to assets and liabilities held for sale on the condensed balance sheet and to net income (loss) from discontinued operations on the condensed statement of operations for all periods presented. Our financial results and cash flows for future periods following the separation, including the Partnership’s ability to make distributions, will be different from historical trends and the differences may be material.

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Production revenues (in thousands):
Gas	$654	$750	$2,324	$1,860
Production volumes:
Gas (mcf/day) (1)	2,433	2,853	2,700	2,922
Average sales prices (2)
Gas (per mcf) (1) (3)	$2.92	$2.86	$3.15	$2.32
Production costs:
As a percent of revenues	87%	95%	79%	110%
Per mcfe (1)	$2.55	$2.72	$2.50	$2.56
Depletion per mcfe	$0.52	$0.31	$0.50	$0.31

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of nine mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing.
(3)

Average gas prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $18,500 and $144,000 for the three and nine months ended September 30, 2016, respectively.

Revenues

The following tables reconcile the changes in natural gas, oil and total revenue for the respective periods presented by reflecting the effect of changes in volume and in the underlying commodity prices.

Three Months Ended September 30,
Natural gas
Revenues for the three months ended September 30, 2016	$749,500
Volume decrease	(110,400)
Price increase	14,600
Net decrease	(95,800)
Revenues for the three months ended September 30, 2017	$653,700

Nine Months Ended September 30,
Natural gas
Revenues for the nine months ended September 30, 2016	$1,859,700
Volume decrease	(148,000)
Price increase	612,400
Net increase	464,400
Revenues for the nine months ended September 30, 2017	$2,324,100

The natural gas and oil volume variances reflected for the periods presented in the tables above relate to (1) wells being temporarily shut-in, (2) which may result in timing differences associated with the production from those wells depending upon when they are placed back into production, and (3) normal and expected declines inherent in the life of a well.

Gain on Mark-to-Market Derivatives. We recognized changes in fair value of our derivatives immediately within gain on mark-to-market derivatives on our condensed statements of operations. As of December 31, 2016, all derivative contracts have matured and we have not entered into any new contracts.

We recognized a gain on mark-to-market derivatives of $3,500 and $15,400 for the three and nine months ended September 30, 2016. These gains were due to mark-to-market gains primarily related to the change in natural gas prices during the period.

Costs and Expenses. Production expenses were $571,800 and $713,200 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $141,400 (20%).  Production expenses were $1,844,300 and $2,046,500 for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $202,200 (10%).  The decreases are mostly attributable to a decrease in supervision fees and transportation fees as a result of a decrease in natural gas revenues.

Depletion of gas and oil properties as a percentage of gas and oil revenues was 18% and 11% for the three months ended September 30, 2017 and 2016, respectively, and 16% and 14% for the nine months ended September 30, 2017 and 2016, respectively. This change was primarily attributable to changes in gas and oil reserve quantities and to a lesser extent, revenues, product prices and production volumes and changes in the depletable cost basis of gas and oil properties.

General and administrative expenses for the three months ended September 30, 2017 and 2016 were $9,300 and $19,500, respectively, a decrease of $10,200 (52%). For the nine months ended September 30, 2017 and 2016, these expenses were $48,400 and $59,400, respectively, a decrease of $11,000 (19%).  These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP and vary from period to period due to the costs charged to us and services provided to us.

Cash Flows Overview. Cash flows provided by continuing operating activities consists of $292,800 for the nine months ended September 30, 2017.  Cash flows used in continuing operating activities consists of $462,200 for the nine months ended September 30, 2016. The change in cash flows provided by (used in) operating activities for the nine months ended September 30, 2017 and 2016 was due to cash receipts and disbursements attributable to our normal monthly operating cycle for gas and oil production, lease operating expenses, gathering, processing and transportation expenses, severance taxes, general and administrative expenses.

Cash flows provided by continuing investing activities consists of $64,000 and $16,300 of net cash provided by the proceeds from the sale of tangible equipment of $46,200 for the nine months ended September 30, 2017 as well as the proceeds from the sale of wells of $17,800 and $16,300 for the nine months ended September 30, 2017 and 2016 respectively.

Cash used in financing activities consists of $2,533,100 and $1,507,500 for the nine months ended September 30, 2017 and 2016 respectively. This increase was due to greater distributions to partners.

Our MGP may withhold funds for future plugging and abandonment costs. Through September 30, 2017, our MGP has withheld $306,000 of funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow at any one time may not at any time exceed 5% of our total subscriptions and we will not borrow from third-parties.

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

Under the supervision of our general partner’s Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee appointed by such officers, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ATLAS RESOURCES SERIES 28-2010 L.P.

	By:	Atlas Resources, LLC, its
Managing General Partner

Date: November 20, 2017	By:	/s/ FREDRICK M. STOLERU
Fredrick M. Stoleru, Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: November 20, 2017	By:	/s/JEFFREY M. SLOTTERBACK
Jeffrey M. Slotterback Chief Financial Officer of the Managing General Partner